Form 10QSB
period 1995-06-30
PC ETCETERA INC
filed 1995-08-21
CIK 827053

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  June 30, 1995
--------------------------------------------------------------------------------

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the Transition period from              to
                                    ------------    ------------

     Commission file number          0-17419
                            ----------------------------------------------------

                                PC ETCETERA, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                    13-3260705
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                     Identification No).


         462 Seventh Avenue, New York, NY                 10018
--------------------------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)

Issuer's telephone number                    (212) 736-5870
                          ------------------------------------------------------


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,927,462 shares of common stock as of August 14, 1995.

                       PC ETCETERA, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

All references herein to numbers of shares of Common Stock and per share amounts, and all references herein to dollar amounts that are based upon the number of shares of Common Stock that are issued, give retroactive effect to the one-for-five reverse split of the shares of Common Stock effectuated as of April 19, 1995.

The financial information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods being reported. Additionally, it should be noted that the accompanying condensed consolidated financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles.

The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results of operations for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1994 and the notes thereto.

                       PC ETCETERA, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1995



ASSETS:

CURRENT ASSETS:

Cash and Cash Equivalents                                          $595,694
Accounts Receivable                                               1,616,938
Prepaid Expenses                                                    114,433
                                                                 ----------

       TOTAL CURRENT ASSETS                                       2,327,065
                                                                 ----------

PROPERTY AND EQUIPMENT:

Property and Equipment                                            1,632,252
Leasehold Improvements                                              235,015
                                                                 ----------
                                                                  1,867,267
Less:  Accumulated Depreciation and
          Amortization                                             (851,296)
                                                                 ----------

       TOTAL PROPERTY AND EQUIPMENT                               1,015,971
                                                                 ----------

OTHER ASSETS:

Security Deposits                                                    87,510
Software and Related Patents (Net)                                2,632,386
Goodwill (Net)                                                      332,500
Other Assets (Net)                                                   24,000
                                                                 ----------

       TOTAL OTHER ASSETS                                         3,076,396
                                                                 ----------

            TOTAL ASSETS                                         $6,419,431
                                                                 ----------
                                                                 ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable and Accrued Expenses                            $1,488,300
Payroll Taxes Payable                                                76,153
Deferred Revenue                                                    137,628
Loans Payable - Others  - Current Portion                           517,672
Loans Payable - Affiliate - Current Portion                          33,333
Loans Payable - Bank    - Current Portion                           107,794
Capital Equipment Obligations                                       195,319
                                                                 ----------

       TOTAL CURRENT LIABILITIES                                  2,556,199
                                                                 ----------

OTHER LIABILITIES:

Loans Payable - Bank                                                194,621
Capital Equipment Obligations                                        48,315
                                                                 ----------

       Total Liabilities                                          2,799,135
                                                                 ----------

STOCKHOLDERS' EQUITY:

Common Stock                                                         29,275
Preferred Stock                                                       1,000
Stock Warrants                                                       50,000
Additional Paid in Capital - Common Stock                         5,512,803
Additional Paid in Capital - Preferred Stock                      1,127,000
Accumulated Deficit                                              (3,099,782)
                                                                 ----------

       TOTAL STOCKHOLDERS' EQUITY                                 3,620,296
                                                                 ----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $6,419,431
                                                                 ----------
                                                                 ----------


                       PC ETCETERA, INC.,AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    JUNE 30,





                                                                     SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                    1995           1994                1995           1994

Revenues                                                         $5,800,264     $5,447,049          $2,909,005     $2,886,503

Cost of Revenues                                                  3,072,720      2,634,599           1,547,963      1,497,916
                                                                 ----------     ----------          ----------     ----------

Gross Profit                                                      2,727,544      2,812,450           1,361,042      1,388,587


Selling, General and Administrative
     Expenses                                                     3,256,340      2,562,741           1,711,643      1,221,316
Research and Development                                            401,582              0             194,389              0
                                                                 ----------     ----------          ----------     ----------

Operating Income (loss)                                            (930,378)       249,709            (544,990)       167,271

Interest (Expense) (net)                                            (48,476)       (52,785)            (17,178)       (31,402)
                                                                 ----------     ----------          ----------     ----------

Net Income (loss) Before Provision
     for Income Taxes                                              (978,854)       196,924            (562,168)       135,869

Provision for Income Taxes                                                0         11,250                   0              0
                                                                 ----------     ----------          ----------     ----------

Net Income (Loss)                                                 ($978,854)      $185,674           ($562,168)      $135,869
                                                                 ----------     ----------          ----------     ----------
                                                                 ----------     ----------          ----------     ----------


Earnings Per Share:
                                                                 ----------     ----------          ----------     ----------

Net Income (loss)                                                   ($0.390)        $0.146             ($0.204)        $0.107
                                                                 ----------     ----------          ----------     ----------
                                                                 ----------     ----------          ----------     ----------


Weighted Average Number of Shares                                 2,510,795      1,267,462           2,760,795      1,267,462
                                                                 ----------     ----------          ----------     ----------
                                                                 ----------     ----------          ----------     ----------


                       PC ETCETERA INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,


                                                                          1995           1994


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                 ($978,854)      $185,674

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
     NET CASH (USED IN) OPERATING ACTIVITIES:

        Depreciation and Amortization                                    339,264        193,342

CHANGES IN OPERATING ASSETS AND LIABILITIES:

(Increase) in Accounts Receivable                                       (186,028)      (570,538)
(Increase) in Prepaid Expenses                                           (63,133)       (17,236)
(Increase) Decrease in Security Deposits                                   6,640         (7,112)
Increase in Accounts Payable                                             227,293        197,783
Increase (Decrease) in Payroll Taxes Payable                             (12,039)        19,056
Increase (Decrease) in Deferred Revenue                                   34,900        (29,361)
                                                                      -------------------------

    Net Cash (Used in) Operating Activities                             (631,957)       (28,392)
                                                                      -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Fixed Assets                                                (123,539)      (269,047)
                                                                      -------------------------
   Net Cash (Used In) Investing Activities                              (123,539)      (269,047)
                                                                      -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in Loans Payable - Bank                                          71,329        200,000
Increase (Decrease) in Loans Payable - Other                             (82,503)       242,711
Repayment of Capital Equipment Obligations                              (179,908)       (69,415)
Issuance of Stock (Net of Expenses Incurred)                           1,464,495              0
                                                                      -------------------------

     Net Cash Provided by Financing Activities                         1,273,413        373,296
                                                                      -------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                517,917         75,857

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            77,777         30,478
                                                                      -------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $595,694       $106,335
                                                                      -------------------------
                                                                      -------------------------



                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for
     Interest (Net of Amount Capitalized)            $65,835        $53,890
     Income Taxes                                         $0        $15,884


      SUPPLIMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

A capital lease obligation of $50,672 and $18,145, respectively, was incurred when the Company entered into new leases for new equipment during the period ending June 30, 1995 and 1994, respectively.

The Company effectuated a 1 for 5 reverse stock split resulting in a reclassification between common stock and paid in capital of $77,099.

1,000,000 shares of preferred stock were converted into 1,000,000 (post reverse split) shares of common stock.

                         DISCLOSURE OF ACCOUNTING POLICY

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS


          Revenues for the three and six months ended June 30, 1995 of $2,909,005 and $5,800,264, respectively, represented an increase of 1% and 6%, respectively, over revenues of $2,886,503 and $5,447,049, respectively, for the three and six months ended June 30, 1994. The Company broadened and augmented its personal computer support alternatives by introducing two new service/product lines designed to enhance its established instructor led training ("ILT") business. The first, contract consulting, is responsible for providing personal computer personnel, on a temporary basis, to the Company's client base. Consulting revenues were approximately $651,000 and $1,275,000, respectively, for the three and six months ended June 30, 1995 as compared to approximately $260,000 and $555,000, respectively for the three and six months ended June 30, 1994, an increase of 151% and 130%, respectively. In addition, the Company develops and offers computer-based training ("CBT") programs to augment and supplement its live training classes. CBT programs were first introduced to clients during the fourth quarter of 1993 and revenues from such programs grew from approximately $83,000 and $104,000, respectively, for the three and six months ended June 30, 1994 to approximately $370,000 and $819,000, respectively, for the three and six months ended June 30, 1995. As discussed below, the Company purchased substantially all of the assets of the ACE Division ("ACE") of Elron Electronic Industries, Ltd. effective July 1, 1994 and formed PC Etcetera Israel Ltd. ("PC Israel"). The new Israeli operations generated revenues of approximately $238,000 and $425,000, respectively (which is included in the $370,000 and $819,000, respectively, above).

          During the three and six months ended June 30, 1995, the Company experienced a 16% and 23%, respectively, decrease in ILT revenues as compared to the three and six months ended June 30, 1994. On a regional basis, revenues (exclusive of those from the new service/product lines) from New York/East Coast operations decreased by 44% and 37%, respectively, Canadian operations increased by 21% and 21%, respectively, and San Francisco, California operations decreased by 26% and 21%, respectively. Management attributes the decreased ILT revenue to the fact that software vendors did not release many new versions of existing software or any new operating systems during the six months ended June 30, 1995. A new operating system entitled Windows 95 was originally scheduled for release during the first quarter of 1994. The release date has been continually deferred and is currently scheduled for August 24, 1995. Many of the Company's United States clients have delayed any software conversions and training projects, awaiting the release of Windows 95. Canadian revenues increased due primarily to several software application conversion or upgrade projects within existing clients. Increased competition in both New York and San Francisco was also a factor in the decreased revenues for such regions.

          The Company's cost of revenues for the three and six months ended June 30, 1995 was 53% of revenues as compared to 52% and 48%, respectively, of revenues for the three and six months ended June 30, 1994. The Company's new service/product lines do not follow the same trends in cost of revenues as the ILT business. For example, cost of revenues for contract consulting was 68% and 69%, respectively, of revenues for the three and six months ended June 30, 1995, respectively. Such higher percentage reflects the greater compensation paid to consultants based upon their higher skill level; however, all other variable costs associated with classroom training do not pertain to consulting.

          Selling, general and administrative expenses for the three and six months ended June 30, 1995 of $1,711,643 and $3,256,340, respectively, were approximately 27% and 40%, respectively, higher than the selling, general and administrative expenses of $1,221,316 and $2,562,741, respectively, experienced for the three and six months ended June 30, 1994. Included in the 1995 amounts are $244,000 and $459,000, respectively, in expenses incurred in connection with the new CBT product line both in Israel and North America. Excluding the new CBT product line, selling, general and administrative expenses increased by approximately 17% and 9%, respectively, due primarily to increased depreciation and amortization of additional computer equipment, leasehold improvements, goodwill, software and patents. The amortization expense of the Company's intangible assets (i.e., goodwill, software and patents) which, represents almost 50% of the Company's assets and more than 80% of the Company's stockholders' equity, will adversely affect the Company's results of operations. The Company also experienced increased expenses and professional fees during the 1995 period in connection with the financing discussed below under "Liquidity and Capital Resources". The 1994 figures set forth above for cost of revenue and selling, general and administrative expenses have been restated to more properly classify a portion of the Company's classroom rent as a cost of revenues instead of selling, general and administrative expenses.

          Effective July 1, 1994, the Company purchased substantially all of the assets of ACE which was engaged in the design, development and production of CBT courseware and interactive multimedia training. Such functions are currently being performed by PC Israel. The research and development expenses of $194,389 and $401,582, respectively, for the three and six months ended June 30, 1995 reflect the costs associated with the maintenance, design and enhancements of the CBT design technology.

          The Company had a net loss of $562,168 and $978,854, respectively, for the three and six months ended June 30, 1995 as compared to a net income of $135,869 and $185,674 for the three and six months ended June 30, 1994. Such result is attributable primarily to the Company's CBT research and development, the increased selling, general and administrative expenses and the decreased ILT revenues. Management believes that decreasing ILT revenues will continue throughout the remainder of 1995 until training in Windows 95 commences to any material degree. In addition, continued research and development expenses are expected to have a material impact on results of operations.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital deficiency decreased to $229,134 at June 30, 1995 as compared to $828,562 at December 31, 1994, primarily due to the sale of preferred stock as described below, offset by operating losses.

          The Company is a party to a financing agreement pursuant to which it finances its trade receivables. The agreement is scheduled to expire on April 30, 1996. The balance outstanding under the agreement, which, prior to August 1, 1995, was limited to 80% of eligible receivables, is reported as a current liability under "Loans Payable - Others". Effective August 1, 1995 the loan balance is limited to 75% of eligible receivables.

          During 1994, the Company made a substantial investment in state-of-the-art computer equipment. These purchases were funded through operating profits for the previous year, equipment leases provided by the equipment manufacturer and bank loans. The bank loans are repayable over three years and are secured by all assets of the Company.

          Effective March 15, 1995, the Company entered into a Stock Purchase Agreement with certain investors pursuant to which, among other things, the Company issued an aggregate of 1,000,000 shares of Series B Preferred Stock and 500,000 warrants for an aggregate purchase price of $1,500,000. Of the net proceeds of $1,464,495, $10,000 was recorded as capital stock and $1,454,495 was recorded as paid-in-capital. The Company has agreed to use the proceeds for research and development, CBT promotion and working capital purposes.

          Effective with the Company's April 19, 1995 one-for-five reverse split of its shares of Common Stock, the Series B Preferred Stock mandatorily converted into an aggregate of 1,000,000 post-reverse split shares of Common Stock of the Company.

          The Company is presently exploring all possible opportunities in order to fund the working capital deficiency including expanding its marketing efforts, implementing an aggressive cost reduction plan and negotiating with vendors. Management believes that decreasing ILT revenues will continue throughout the remainder of 1995 until training in Windows 95 commences to any material degree. In addition, continued research and development expenses are expected to have a material impact on liquidity.

                       PC ETCETERA, INC. AND SUBSIDIARIES



PART II.  OTHER INFORMATION

          Item 1.   LEGAL PROCEEDINGS

                         None

          Item 2.   CHANGES IN SECURITIES

                         None

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                         None

          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    During the quarter ended June 30, 1995, the Company solicited stockholder consent in lieu of a special meeting of stockholders for purposes of approving an amendment to the Company's Certificate of Incorporation to effectuate a one-for-five reverse split of the Company's shares of Common Stock. Consents to such action were received from holders of 7,139,918 shares of Common Stock (representing approximately 74% of the outstanding shares of Common Stock of the Company). The reverse split took effect as of April 19,
                    1995

          Item 5.  OTHER INFORMATION

                         None

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                         (a)  None
                         (b)  None

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PC Etcetera, Inc.


August 18, 1995                         By:  /s/ Terry Steinberg
                                        ------------------------
                                        Terry I. Steinberg
                                        President (Principal
                                        Executive and Financial
                                        Officer)