Form 10KSB/A
period 1994-12-31
PC ETCETERA INC
filed 1995-10-23
CIK 827053

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 FORM 10 - KSB/A
                                 AMENDMENT NO. 1


(Mark One)

     (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended   December 31, 1994
                                    -----------------------------
     ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    ----------


          Commission file number     0-17419
                                 --------------------------------


                                PC Etcetera, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                             13-3260705
--------------------------------------------------------------------------------
     (State or other jurisdiction of               (I.R.S Employer
     incorporation or organization)              Identification No.)


 462 Seventh Avenue, New York, New York                 10018
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number         (212) 736-5870
                          ---------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

           Title of each class        Name of each exchange on which registered
           -------------------        -----------------------------------------

                  none

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x     No        .
   -------     -------

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     State issuer's revenues for its most recent fiscal year:  $10,456,704

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,223,867 as of March 21, 1995

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)


     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes    No   .
                                                  ---   ---

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,637,308 shares outstanding as of March 1, 1995

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

     (a)  BUSINESS DEVELOPMENT.

GENERAL

          PC ETCETERA, Inc. (the "Company") develops and offers instructor-led and computer-based personal computer training programs, and provides consulting services, primarily to large business and public sector organizations. The Company's instructor-led training ("ILT") programs include a wide range of introductory and advanced classes in operating systems, including MS/DOS, Microsoft Windows, OS/2 and Apple Macintosh ("Macintosh") System 7.0, word processing, spreadsheets, databases, communications, executive overviews, integrated software packages, computer graphics and desktop publishing. The Company's computer-based training ("CBT") programs include offerings on Lotus Notes, CC Mail, Microsoft Office, and Lotus Smartsuite.

          The Company's ILT programs, which are primarily marketed to those business concerns and public sector organizations which devote substantial resources to personal computer technology, are conducted solely for the benefit of such employees. Such programs generally are devised for use in connection with IBM and IBM-compatible software and, to a lesser degree, Macintosh and Macintosh-compatible software. The Company has been authorized as a training center by many software and hardware manufacturers, including Aldus, Alpha Software, Apple, Borland, Claris, Corel, Dataease, Lotus, Micrografx, Microsoft, and Software Publishing. The Company does not sell or distribute any computer hardware, software or related products (other than CBT programs as discussed below).

          The Company develops and offers CBT programs to augment its live training classes. Whereas live classroom training is delivered in a classroom setting by one of the Company's qualified instructors to students sitting in front of personal computers, CBTs utilize a different training methodology. Computer-based training is supplied to students on either floppy disks or over a communication line which is tied directly to their desk-top personal computer. This approach eliminates the need for either classrooms or instructors. The Company believes that certain software packages and other computer related topics lend themselves to being taught in this manner. CBT programs, for example, are a more cost effective way of delivering training on new features available in software upgrades, as well as in delivering training in geographically remote locations. In addition, the Company's proprietary authoring tool, ACE, allows CBT designers to develop custom CBT for a client's in-house computer applications (see "Recent Developments" below.)

          The Company established a Consulting Services Division ("CSD") during 1993. This division is responsible for identifying and providing independent computer personnel, on a temporary basis, to the Company's client base for special projects. At the present time, the Company is furnishing its full time employees, as well as independent contractors, to satisfy its clients' requirements.

          The Company presently operates nine training facilities - four in New York City, one in Northern California, three in Ontario, Canada and one in Metropark, New Jersey.


          The Company was incorporated in New York in March 1985 as PC Executive Center, Inc. It changed its corporate domicile to Delaware in December 1987, at which time it also assumed its present name. The Company's executive offices are located at 462 Seventh Avenue, New York, New York 10018 (telephone number (212) 736-5870).

RECENT DEVELOPMENTS

     ACQUISITION OF ACE AND ADAR

          On August 12, 1994, the Company and its wholly-owned Israeli subsidiary, PC Etcetera Israel Ltd. ("PC Israel"), entered into an Asset Purchase Agreement (the "Elron Agreement") with Elron Electronic Industries ("Elron"), Adar International, Inc., ("Adar"), an indirect wholly-owned subsidiary of Elron and Elron Technologies Inc., ("Technologies") a wholly-owned subsidiary of Elron pursuant to which (a) Elron sold to PC Israel substantially all of the assets of its ACE Division ("ACE"), subject to certain disclosed liabilities, and (b) Adar sold to the Company substantially all of the assets of Adar, subject to certain disclosed liabilities.

          ACE was in the business of designing, developing, producing and marketing CBT courseware. Adar was ACE's United States marketing arm. The technology acquired from Elron reduces the development time and costly revision time of user documentation and training manuals.


          Pursuant to the Elron Agreement, the Company issued, as consideration for the assets acquired, (I) 3,300,000 shares of Common Stock of the Company, 3,000,000 of which were issued to Elron and Technologies and 300,000 of which were issued to key former employees of Elron at the direction of Elron, Technologies and Adar (ii) 488,000 shares of Series A Preferred Stock of the Company; and (iii) a five-year warrant for the purchase of an aggregate of 712,000 shares of Common Stock of the Company at an exercise price of $1.00 per share (the "Elron Warrant"). In September 1994, as permitted by the Elron Warrant, the Company required Elron to exercise its Warrant to the extent of $512,000. Pursuant to the terms of the Elron Warrant, in lieu of shares of Common Stock, Elron was issued 512,000 shares of Series A Preferred Stock.


          The Series A Preferred Stock of the Company carries a liquidation preference of $1.00 per share and may be converted into shares of Common Stock of the Company on a one-for-one basis (an effective conversion price of $1.00 per share). The holders of the Series A Preferred Stock shall be entitled to receive such dividends as may be declared by the Board of Directors of the Company on an equal basis with the holders of the Company's Common Stock and shall carry no voting rights except as required by law. Such holders shall be entitled to require redemption by the Company at a price of $1.00 per share (the "Redemption Price") in the event of a change of control of the Company, under certain circumstances, subject to the legal availability of funds. The Company may elect, at its option, to redeem all or any part of the outstanding Series A Preferred Stock at the Redemption Price. See Items 11 and 12 hereof.

     SERIES B PREFERRED STOCK FINANCING

          Reference is made to Items 6 and 12 hereof for a discussion of a certain $1,500,000 Series B Preferred Stock financing consummated by the Company in March 1995.

     (b)  BUSINESS OF COMPANY.

INTRODUCTION

          There is an increasing awareness among employers that the use of personal computers is a means of saving time and increasing employee efficiency. The Company believes that, as a general matter, due to the large number of personal computers in use in the United States, computer literacy is increasingly being considered by employers as a factor in both hiring and advancement decisions.

          As a result of the increasing presence of personal computers in the workplace and the continuing development of new software products relating to personal computers, employers are increasingly aware of the necessity of standardized, high-quality computer training programs for employees. Accordingly, many employers, particularly large national and international companies, commit substantial resources to the personal computer training of employees. Additionally, due to the recent trend in corporate downsizing, companies are increasingly looking to outsourcing relationships in order to satisfy their training and support needs.

          The Company seeks to fulfill the need for such personal computer training and support services through the offering of live hands-on training classes which utilize standardized curriculum and are conducted at the Company's facilities or the employers' premises, and CBT programs, which can be accessed directly by the student at his/her desk. In addition, the Company provides clients with state-of-the-art training center management services including student registration, pre- and post-testing, internal marketing and course customization.

          The Company also provides independent personal computer consultants to assist its clients in the implementation of personal computer software programs and systems, for desk to desk support, and for hotline and help desk implementation.

TRAINING PROGRAMS

     METHODOLOGY

          A variety of personal computer training programs have been developed utilizing different methods. One such method utilizes ILT traditional classes, varying in length from several hours to several days. In addition, there are training methods utilizing the computer as teacher and interactive video employing video tapes of instruction. Certain employers request a combination of these various training methods. The Company currently provides both live instructor-led traditional classes and computer-based training software products, since it believes that these are currently the best methods for teaching personal computer skills. However, as the market for multi-media software expands, the Company plans to explore alternative training methods which will effectively address the needs of its client base. See "Presentation; Training Personnel."


          The Company's ILT programs offer a wide range of introductory and advanced classes in operating systems, including MS/DOS, Microsoft Windows, OS/2 and Macintosh System 7.0, word processing, spreadsheets, databases, communications, executive overviews, integrated software packages, computer graphics and desktop publishing. Such programs generally are devised for use in connection with IBM and IBM-compatible software (with substantial resources being devoted to Microsoft Windows) and, to a lesser degree, Macintosh and Macintosh-compatible software.

          The Company has developed a standardized curriculum designed to promote uniformity and consistency of its training programs in both the traditional classroom environment and across its CBT product line. Such uniformity is generally desired by the Company's customers in order that all of the customer's employees participating in such training programs receive similar information and instruction regarding particular software packages. In addition, the standard curriculum, for both ILT and CBT, can be customized to meet the exact specifications of individual clients. Each of the Company's live classroom training programs is divided into modules consisting of introductory lectures, personal computer exercises with the assistance of a trainer and independent exercises without a trainer. Each of the Company's CBT products is divided into tasks and sub-tasks. This format allows the product to be used as either a training tool, where the entire CBT is followed from beginning to end, or as a reference tool, where an end-user directly accesses the task or sub-task that needs to be studied.

     PRESENTATION; TRAINING PERSONNEL

          The Company offers several different ILT programs to satisfy customer needs, including public seminars, private seminars and special tutorial services.

          Public seminars are usually one-day classes scheduled on a regular basis at the Company's own training facilities. The Company offers a wide variety of public seminars which are designed to accommodate varied levels of expertise, background and objectives. Although most classes are one day in duration, some of the Company's programs are offered on a half-day or multiple day basis. The Company distributes its public seminar schedule to existing and potential customers on a quarterly basis.

          Private seminars are classes which are designed specifically for groups of employees from one business concern on a specific topic. Private seminars generally are held either at the Company's training facilities or at the customer's own premises. The curriculum for such private seminars is generally identical to the standardized curriculum provided at public seminar classes; however, such curriculum may be adapted to accommodate customer specifications.

          The Company also provides special tutorial services to address particular needs of customers requiring individual attention for their employees. Consulting services, which are conducted either in the Company's own facilities or those of its customers, typically provide for a trainer to meet with one to three employees and may involve a customized curriculum. The Company also develops customized applications for certain software programs utilized by its customers.


          The Company has found that, although its largest classrooms may accommodate up to 16 persons, smaller classes emphasizing individual attention are more effective and that the most effective ratio of students to trainer is ten to one. Accordingly, public seminars are generally limited to ten students. For private seminars, a maximum of ten students is also recommended; however, larger classes may be scheduled at the customer's request. An additional trainer is generally provided for classes of ten or more students.

          In furtherance of the Company's belief that hands-on application is very essential to computer training, a personal computer is furnished to each student for his or her exclusive use during ILT programs. Classes that are conducted on a customer's premises utilize either the customer's own personal computers or portable computers furnished by the Company. The Company either owns or leases the computers utilized for its training programs, with such lease terms generally being three years or less due to the rapid obsolescence of technology.

          The Company also provides, without charge, a post-class telephone support line during normal business hours to answer questions from any enrollee or former enrollee in the Company's training programs.

          In providing ILT services, the Company utilizes professional trainers who have both a teaching ability and a technical command of the subject matter. The Company presently employs approximately 55 trainers on a full-time basis. The Company's trainers are employed regionally in Northern California, New York and Toronto and are managed by operations managers in each region, who have primary responsibility for hiring, training, ongoing skills development and supervising their regional training staff.

     COURSEWARE AND CBT PRODUCT DEVELOPMENT


          The Company's classroom curriculum is developed by a Courseware Development Department, managed by the Vice President. Over the last year, there has been a general consolidation in the software market with the result that most of the Company's corporate clients have standardized on either Microsoft Office, Lotus Smartsuite, or Novell's desktop application products. This consolidation has allowed the Company to concentrate its development efforts and eliminate one full-time courseware developer. The two remaining full-time developers in the department create most course materials utilized in connection with the Company's ILT programs, including student manuals, instructor materials and class handouts. There are also trainers in each region who occasionally develop special courseware, for local clients.

           The Company's CBT products are currently being developed by a staff of 12 full-time designers, five of which are located in North America and seven in Israel. The Company's training staff provides the product and educational design expertise, while its designers supply the authoring tool expertise.

          During the fiscal year ended December 31, 1994, the Company spent $541,439 on research and development activities relating to CBT programs. No money was expended by the Company on research and development activities during the fiscal year ended December 31, 1993.

          Unlike certain of its competitors, the Company provides only training and consulting services and does not sell any computer hardware, software or related products (other than CBT programs as discussed above). This enables the Company to focus on the development of its training programs, without preference to any specific computer-related products except as merited by performance.

     SOFTWARE MANUFACTURERS' AUTHORIZED TRAINING CENTERS

          The Company has been authorized as a training center by many software manufacturers, including Lotus and Microsoft. Presently, approximately 22% and 44% of the Company's training programs utilize Lotus and Microsoft software programs, respectively. The Company was a former recipient of the Lotus Authorized Training Center Award for training the most students in Lotus' Windows application software. The Toronto Office was awarded the "Lunch at Lotus" Award for training the most students in Ami Pro at a training facility. The Company also received a Top Performing Microsoft Authorized Training Center Award for training the most students in Microsoft products . The Company has recently been authorized by Lotus Development Corporation as a Lotus Authorized Education Center for its "Notes" product. The Company expects that training with regard to "Notes" specifically, and workgroup computing generally, will be an increasing percentage of its revenues.

          Other software and hardware manufacturers for which the Company has been authorized as a training center include Aldus, Alpha Software, Apple, Borland, Claris, Corel, Dataease, Micrografx, and Software Publishing.

          The Company expends substantial efforts in seeking authorization as a training center by software manufacturers, including recently established and start-up software vendors. Management believes that such authorization has several distinct advantages, including referrals from software manufacturers and free listings in the advertising literature published or distributed by such manufacturers. As an authorized training center, the Company also receives pre-release copies of new software products enabling the development department to develop instruction programs prior to the public distribution of such products. The Company also engages in joint promotions with software manufacturers relating to specific products.

          To secure designation as an authorized training center, the Company is required to pay certain software manufacturers an annual fee of between $300 to $1,500 per facility and is obligated to furnish such manufacturers with periodic reports as to the number of trainees and similar statistical information.

     PROGRAM COST

          The Company usually charges its customers from $75 per enrollee (for introductory classes) to $1,200 per enrollee (for advanced three day courses) to conduct ILT programs. Pricing considerations include the length and complexity of the program, the number of enrollees, whether the course is a private one or offered on an open enrollment basis and the physical location of the training. The Company's refund policy provides that dissatisfied trainees may either attend the same program without charge or the trainee's employer may request a full refund.


          The Company's CBT products are currently being marketed under various site license agreements at prices of between $1,000 and $10,000 per hour of CBT training . The Company also offers custom CBTs to its customers at prices ranging from $8,000 and $15,000 per hour of CBT training. The Company may offer, in the future, different pricing strategies depending upon market considerations.

     PROPRIETARY PROTECTION

          The protection of proprietary information developed by the Company and used in its training programs will be limited to such protection as the Company may be able to secure under copyright and patent laws and confidentiality agreements. However, there can be no assurance that the scope of any such protection that the Company is able to secure will be adequate to protect its proprietary information, or that the Company will have the financial resources to engage in litigation against parties who may infringe such copyrights. In addition, there can be no assurance that others will not develop similar training programs independently of the Company.

CONSULTING SERVICES

          The Company's Consulting Services Division identifies and provides independent computer personnel, on a temporary basis, to the Company's client base for special projects. Such projects may include the development of computer programs in accordance with the client's specifications and requirements, the linking of the client's computers to allow them to share information, files and devices, the provision of expertise with regard to the client's software programs and the provision of troubleshooting services wish regard to the client's day-to-day software problems. The Company generally charges its clients for such services on an hourly or daily basis.

          The Company currently furnishes it full-time employees, as well as independent contractors, to satisfy its clients' requirements.

MARKETING

          The Company directs its ILT, CBT and CSD marketing efforts to those Elron and public sector organizations which devote substantial resources to personal computer technology for employees. In particular, the Company's marketing activities are aimed primarily at companies with operations that are national or international in scope, since these companies also have a greater awareness of the advantages relative to uniform and consistent training programs for their employees and often have a need for computer consulting services. In addition, these companies have generally established centralized decision-making authority regarding employee computer training programs, facilitating ongoing training relationships and scheduling of training programs.


          Marketing efforts consist primarily of direct solicitation of potential customers through direct mailing of brochures and seminar schedules followed by telephone contact. Such direct mailing is generally done on a quarterly basis. The Company also conducts exhibits at personal computer trade shows throughout the United States and Canada. The Company, in conjunction with software vendors, has established informational seminars regarding new software products in order to inform potential customers as to the Company's training programs and consulting services.

          In addition, the Company's account managers act as liaison with customers in order to ensure that such customers select appropriate training programs for their employees. These account managers are knowledgeable as to the customer's specific industry needs relative to personal computer training programs. The Company's Marketing Department is also generally responsible for market research and advising the Product Development Department of the product needs of the Company's customers.

          Since the Company markets and sells its personal computer training programs to business enterprises and public sector organizations for the benefit of their employees, and costs of training, in most instances, are borne by such employers rather than the individual trainees, the Company is of the belief that it is not a school and, consequently, is not subject to educational licensing requirements under applicable state laws and regulations. No assurances can be given, however, as to the validity of such belief or the Company's ability to comply with any such laws or regulations, if applicable.

CUSTOMERS


          The Company's present customer base includes companies from a wide range of industries including banking, finance, manufacturing, insurance and government. No one customer accounted for more than ten percent of the Company's revenues during the year ended December 31, 1994.


COMPETITION

          The Company faces competition from a number of firms which presently provide computer training services, consulting services, or CBT products, similar to those furnished by the Company. The Company also encounters competition from educational institutions providing personal computer training programs, including universities, colleges and adult education centers, and customers' in-house training staffs. The Company believes that it is an effective competitor based upon the skill and full-time employment of its training personnel, its training center management services, and the continuous liaison between the Company's account managers and its customers.

EMPLOYEES

          As of March 1, 1995, the Company employed approximately 167 persons, including 162 full-time employees.


ITEM 2.   DESCRIPTION OF PROPERTY.

          The Company occupies approximately 16,000 square feet of space at 462 Seventh Avenue, New York, New York where the Company's executive offices and ten classrooms are located. These premises are occupied under a lease agreement expiring on January 14, 2004 at a current base annual rental of $233,000, with rental increases to $288,000 per annum effective January 14, 1996 and $320,000 per annum effective January 14, 1999.

     ADDITIONAL CLASSROOM FACILITIES UNDER LEASE ARE AS FOLLOWS:

LOCATION                  SQUARE FEET    EXPIRATION DATE     ANNUAL BASE RENT
Midtown Manhattan            16,000      December 31, 2003        $233,085
East Side Manhattan           3,500      May 1, 1996                96,876
Seaport - Manhattan           3,000      October 1, 1996            38,400
San Fransico,  California     6,500      Month to Month             79,776
Islin, New Jersey             3,500      August 30, 1997            66,804
North York, Ontario          13,850      November 1, 2000           97,470
Toronto, Ontario              3,600      December 31, 1997          84,324
Mississagua, Ontario          3,200      January 31, 2000           38,364

          The Company believes that its facilities are adequate for its present needs and anticipates no inordinate difficulty or cost in securing additional training facilities.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

          Revenues for the fiscal year ended December 31, 1994 of $10,456,704 represented an increase of 15% over revenues of $9,154,564 for the year ended December 31, 1993.

          During the year ended December 31, 1993, the Company broadened and augmented its personal computer support alternatives by introducing two new service/product lines designed to enhance its established ILT business. The first, contract consulting, is responsible for providing personal computer personnel, on a temporary basis, to the Company's client base. Consulting revenues were approximately $1,400,000 for the year ended December 31, 1994 as compared to approximately $616,000 for the year ended December 31, 1993, an increase of 128%. In addition, the Company develops and offers CBT programs to augment and supplement its live training classes. CBT programs were first introduced to clients during the fourth quarter of 1993 and revenues from such programs grew from approximately $64,000 for the year ended December 31, 1993 to approximately $346,000 (exclusive of CBT revenues generated by PC Israel) for the year ended December 31, 1994. As discussed in Item 1 hereof, the Company purchased substantially all of the assets of the ACE Division ("ACE") of Elron Electronic Industries, Ltd. effective July 1, 1994 and formed PC Israel. The new Israeli operations generated revenues of approximately $355,000.


          During 1994,  the Company experienced generally flat ILT revenues.
On a regional basis, revenues (exclusive of those from the new product lines) from New York/East Coast operations decreased by 6%, Canadian operations increased by 26% and San Francisco, California operations decreased by 22%. Management attributes the flat ILT revenue to the fact that software vendors did not release many new versions of existing software or any new operating systems during the year ended December 31, 1994. A new operating system entitled Windows 95 was originally scheduled for release during the first quarter of 1995. The release date has been continually deferred and is currently scheduled for the third quarter of 1995. Many of the Company's clients have delayed any software conversions and training projects, awaiting the release of Windows 95. The decreased revenues in the United States were offset by the large increases in Canadian revenues. These were due primarily to several software application upgrade or conversion projects within existing clients. Increased competition in both New York and San Francisco was also a factor in the decreased revenues for such regions.


          The Company's cost of revenues for the year ended December 31, 1994 was 47% of revenues as compared to 42% of revenues for the year ended December 31, 1993. The Company's new service/product lines do not follow the same trends in cost of revenues as the ILT business. For example, cost of revenues for contract consulting was 70% of revenues. Such higher percentage reflects the greater compensation paid to consultants based upon their higher skill level; however, all other variable costs associated with classroom training do not pertain to consulting.


          Selling, general and administrative expenses for the year ended December 31, 1994 of $6,144,899 were approximately 32% higher than the selling, general and administrative expenses of $ 4,683,002 experienced for the year ended December 31, 1993. Included in the 1994 amount are $293,459 pertaining to PC Israel's operations and approximately $271,000 in expenses incurred in connection with the new CBT product line (including those relating to the formation of a marketing department of three full time employees). Excluding the new CBT product line, selling, general and administrative expenses increased by $897,538 or 20%, substantially all of which related to increased depreciation and amortization of additional computer equipment, leasehold improvements, goodwill, patented software. The amortization expense of the Company's intangible assets (i.e., goodwill, and patented software) which represented approximately 53% of the Company's assets and 98% of the Company's stockholders' equity as of December 31, 1994 will adversely affect the Company's results of operations. The Company is amortizing the patented software acquired over a 15 year period since such software is a development language which is utilized in the authoring of CBT applications.As such, it is expected to have a considerably longer useful life than application software. The Company also experienced increased travel and related expenses and professional fees during 1994 in connection with the ACE acquisition.

          As discussed in Item 1 hereof, effective July 1, 1994, the Company purchased substantially all of the assets of ACE which was engaged in the design, development and production of CBT courseware and interactive multimedia training. Such functions are currently being performed by PC Israel. The research and development expenses of $571,439 for the fiscal year ended December 31, 1994 reflect the costs associated with the maintenance, design and enhancements of the CBT design technology.


          The Company had a net loss of $1,198,782 for the year ended December 31, 1994 as compared to a net income of $557,275 for the year ended December 31, 1993. Such result is attributable primarily to the Company's CBT research and development, the increased selling, general and administrative expenses and the flat ILT revenues. Management believes that decreasing ILT revenues will continue throughout the remainder of 1995 until training in Windows 95 commences to any material degree. In addition, continued research and development expenses are expected to have a material impact on results of operations.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital deficiency increased to $828,562 at December 31, 1994 as compared to $201,945 at December 31, 1993. The increase was due primarily to the operating losses experienced during the year ended December 31, 1994, offset by the receipt of $512,000 from the exercise of a warrant by Elron and the obtaining of long-term bank financing.

          The Company is a party to a financing agreement pursuant to which it finances its trade receivables. The agreement is scheduled to expire on April 30, 1995. The balance outstanding under the agreement, which is limited to 80% of eligible receivables, is reported as a current liability under "Loans Payable-Others."


          The Company used $326,431 in operating activities during 1994, primarily due to its net loss of $1,198,782 during such year. Such loss was offset by decreased accounts receivable of $228,932 and increased accounts payable of $255,266 during such year as well as depreciation and amortization expenses of $390,702. During 1994, the Company's financing activities provided cash in the amount of $768,468 primarily through the sale of Preferred Stock ($512,000) and increased loans payable - bank ($269,251) and others ($199,250).


          During 1994, the Company made a substantial investment in state-of-the-art computer equipment. These purchases in the amount of $394,738 were funded through operating profits for the previous year, equipment leases provided by the equipment manufacturer and bank loans. The bank loans are repayable over three years and are secured by all assets of the Company. In addition, in January 1994, the Company built a new training facility at its Midtown location. While most of the renovation costs were borne by the landlords, the Company did expend approximately $100,000 for leasehold improvements.


          Effective March 15, 1995, the Company entered into a Stock Purchase Agreement (the "Series B Preferred Stock Agreement") with certain investors (the "Series B Purchasers") pursuant to which, among other things, the Company issued an aggregate of 1,000,000 shares of Series B Preferred Stock for an aggregate purchase price of $1,500,000. The Company has agreed to use the proceeds for research and development, CBT promotion and working capital purposes.

          The Series B Preferred Stock is mandatorily convertible into an aggregate of 5,000,000 shares of Common Stock of the Company upon the filing of a Certificate of Amendment of the Certificate of Incorporation of the Company pursuant to which a sufficient number of shares of Common Stock are available for issuance. The Company has undertaken to submit to its stockholders a proposed one-for-five reverse split of its shares of Common Stock, following effectiveness of which there will be a sufficient number of shares available for conversion of the Series B Preferred Stock (since the number of authorized shares of Common Stock of the Company will not be reduced as a result thereof). The Series B Preferred Stock is subject to redemption at the option of the holders in the event a conversion into Common Stock does not occur by April 30,

1995. Simultaneously with the issuance of the Series B Preferred Stock, the Series B Purchasers were issued four-year Warrants for the purchase of an aggregate of 2,500,000 shares of Common Stock exercisable at a price of $.55 per share, subject to antidilution adjustments (the "Purchaser Warrants"). In the event the one-for-five reverse split is approved, based upon the antidilution adjustment provisions of the Series B Preferred Stock and the Purchaser Warrants, the Series B Purchasers will receive an aggregate of 1,000,000 shares of Common Stock of the Company and will be entitled to purchase an aggregate of 500,000 shares of Common Stock at a price of $2.75 per share.

          The Series B Preferred Stock carries a preferential cumulative dividend right at the rate of 10% per annum, voting rights equal to the number of shares of Common Stock into which the Series B Preferred Stock is convertible, a redemption right by the holders as discussed above, mandatory conversion into Common Stock under the circumstances discussed above and a liquidation preference, on a PARI PASSU basis with the holders of the Series A Preferred Stock, to the extent of $1.50 per share. See Item 12 hereof.


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



          In the event the Company requires additional financing, it intends to seek such from the Series B Purchasers or others pursuant to a debt and/or equity financing. No assurances can be given that any such required financing will be available.

ITEM 7.   FINANCIAL STATEMENTS.

          The Financial Statements required by this Item 7 are included herein following Item 13 hereof.


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


       The executive officers and Directors of the Company are as follows:


                                                                      DIRECTOR
     NAME               AGE   POSITION WITH COMPANY                   SINCE
     ----               ---   ---------------------                   --------

Gilbert H. Steinberg    63    Chairman and Director                   1985


Terry I. Steinberg      40    President, Treasurer and Director       1985

Joseph Sabrin           52    Executive Vice President-               1991
                              Sales and Marketing,
                              Secretary and Director

John Towsley            35    Vice President and Director             1994

Stephen E. Dorman       45    Vice President-                           -
                              Information Systems

Lloyd L. Rosler         33    Vice President -
                              Contract Labor Services                   -

Avshalom Aderet         45    President, PC Etcetera Israel Ltd.      1994
                              and Director

Dr. Abraham Peled       49    Director                                1994

Abraham Peri            50    Director                                1994


          Gilbert H. Steinberg has served as Chairman of the Board and a Director of the Company since its inception. For more than the past five years, Mr. Steinberg has been Vice President, Treasurer, a Director and a principal stockholder of Astrosystems, Inc., a publicly-held company engaged in the manufacture and sale of proprietary electronic and electromechanical products, whose stock is traded in the over-the-counter market.

          Terry I. Steinberg has served as President and a Director of the Company since its inception and as Treasurer since August 1991. For more than five years prior to the Company's inception, he was the Director of Decision Support for Paramount Pictures Corporation, with responsibility for all end-user computing. Mr. Steinberg was primarily responsible for the introduction of personal computer utilization at Paramount in October 1981. At the time he left Paramount in May 1985, Mr. Steinberg was responsible for the support of more than 200 personal computers and the training of all personnel in personal computer technology and utilization. Mr. Steinberg holds a Bachelors Degree in Applied Mathematics and Computer Science and a Masters in Business Administration, both from McGill University.

          Joseph Sabrin has been affiliated with the Company since inception. During such time, Mr. Sabrin's responsibilities have been in the areas of sales and marketing. Mr. Sabrin was elected Executive Vice President of the Company in March 1991, a Director in August 1991 and Secretary in September 1991.

          John Towsley has been with the Company since its Canadian facilities were opened in 1987. In October 1992, Mr. Towsley was elected Vice President of the Company. In 1989, he was elected Vice President of PC Etcetera, Inc., a Canadian company which is a wholly-owned subsidiary of the Company. Prior thereto, Mr. Towsley was Manager of the End User Computing Department of Nabisco Brands, Ltd. Mr. Towsley holds a Bachelors Degree in Business Administration from the University of Western Ontario.

          Stephen E. Dorman was elected Vice President - Information Systems of the Company in March 1991. Mr. Dorman has been affiliated with the Company since May 1989. Prior thereto and from May 1985, Mr. Dorman served as Vice President of Security Pacific Computer Solutions, Inc., and its successor Computer Solutions International, Inc. Mr. Dorman holds a Bachelors Degree in Electrical Engineering and a Masters in Electrical Engineering and Computer Science from North Carolina State University.

          Lloyd L. Rosler has served as Vice President - Contract Labor Services, and has managed the of Consulting Services Division of the Company, since December 1993. Prior thereto and from March, 1992, Mr. Rosler served as President of Computer Professionals Network, Inc., a marketing and referral service for independent computer programmers and trainers. Previous to that, he was responsible for marketing and managing training and consulting services for Ashton-Tate. Mr. Rosler holds a Bachelor of Science Degree in Marketing from New York University College of Business.

          Avshalom Aderet has served as President of PC Israel since August 1994. Prior thereto and from 1993, Mr. Aderet served as President of Adar, an indirect wholly-owned subsidiary of Elron that marketed CBT products. From 1988 until 1992, he served as Division President of ACE.

          Dr. Abraham Peled joined Elron in September 1993 as Senior Vice President for Business Development. Dr. Peled obtained his B.Sc. and M. Sc. degrees in Electrical Engineering from the Technion, and his M.A. and PhD. degrees from Princeton University. In 1974, Dr. Peled joined IBM at the Thomas
J. Watson Research Center to work on advanced digital signal processing technologies. Between 1976 and 1978, he worked in the IBM Israel Science Center on the application of digital signal processing techniques to ultrasonic medical imaging. In 1978, he returned to the Watson Research Center where he was named Manager of Signal Processing. In 1980, Dr. Peled moved to IBM San Jose Research Laboratory (now Almaden) where he was promoted to Functional Manager of the Computer Science area. In 1983, he returned to the Thomas J. Watson Research Center where he was promoted to IBM Research Division Director of Technical Planning and Controls with staff responsibility for the integration of the technical and financial plan of the division. In 1985, Dr. Peled was named IBM Research Division Vice President, Systems and Software with functional responsibility for all research and advanced development in these areas across IBM Research's laboratories worldwide (Almaden, Zurich, Tokyo and Haifa). He also had line management responsibility for the systems, software and application areas at the Watson Research Center, with over 800 professionals.
In this capacity he made major contributions to getting new technologies into the marketplace, among them RS/6000 and APPN.

          Abraham Peri joined Elron in 1991 as Vice President - Technologies. From 1987 to 1991, Mr. Peri was Vice President of Ready Systems Corp. and Managing Director of Ready Systems (Israel) Ltd. and from 1984 to 1987, Mr. Peri was Managing Director of Clal Systems Ltd. (a subsidiary of Clal Israel Ltd.). In 1984, Mr. Peri left the Israeli Defense Forces ("IDF") after 19 years of service. His last position in the IDF was Commander of MAMRAM computer center, the IDF computer center, headquarters for computers and the computer science school. Prior to that, he served in the Israeli Air Force in various management and technical positions, mostly in the area of realtime and computerized systems. Mr. Peri obtained his Bachelors Degree in Mathematics and Physics from the Hebrew University in Jerusalem, and has undertaken advanced computer science studies at the Weizmann Institute and management studies in the Israeli Defense Forces Schools.

          Terry I. Steinberg, Joseph Sabrin, John Towsley, Stephen E. Dorman, Lloyd L. Rosler and Avshalom Aderet are full-time employees of the Company or its subsidiaries. Gilbert H. Steinberg devotes only such portion of his time to the Company as may be required of him to fulfill his duties as its Chairman.

          Directors of the Company hold their offices until the next annual meeting of the Company's stockholders and until their successors have been duly elected and qualified or until their earlier resignation, removal from office or death. Reference is made to Item 12 hereof for a discussion of certain agreements with regard to the election of Directors of the Company.

          Executive officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company's stockholders and until their successors have been chosen and qualified.

          Gilbert H. Steinberg and Terry I. Steinberg are father and son. There are no other family relationships among the Company's executive officers and Directors.

          To the Company's knowledge, based solely on a review of the copies of the Forms 3 and 4 furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1994, all
Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% stockholders were complied with, except that Dr. Peled filed his Form 3 with the Securities and Exchange Commission eight days late.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

COMMON STOCK

          The following table sets forth, to the knowledge of the Company, certain information regarding shares of the Company's outstanding Common Stock beneficially owned as of March 15, 1995 (i) by each person who is known by the Company to beneficially own or exercise voting or dispositive control over more than 5% of the Company's Common Stock, (ii) by each of the Company's Directors and (iii) by all executive officers and Directors as a group. Except as set forth below, each beneficial owner has the sole power to vote and dispose of the shares reflected.


                Name and                  Number of Shares and Nature of
      Address of Beneficial Owner         Beneficial Ownership(1)              Approximate Percentage of Outstanding Shares (2)
      ---------------------------         ------------------------------       ------------------------------------------------
                                                                              Prior to Certificate of    Following Certificate of
                                                                                  Amendment (3)              Amendment (4)
                                                                                  -------------              -------------

Terry I. Steinberg
462 Seventh Avenue
New York, New York                           4,241,718 (5) (6)                         43.3%                      28.7%

Elron Electronic Industries Ltd.
Advanced Technology Center
Haifa, Israel                                4,200,000 (7)                             38.8%                      26.6%

Gilbert H. Steinberg
Six Nevada Drive
Lake Success, New York                       4,103,718 (5)                             42.6%                      28.0%

Austin W. Marxe (8)                          2,500,004 (9)                               -                        16.2%

AWM Investment Company, Inc (8)              2,500,004 (9)                               -                        16.2%

Joshua Ruch
Rho Management Company, Inc
767 Fifth Avenue
New York, New York                           2,500,000 (10)                              -                        16.2%

Jan Philipp F. Reemtsma
Mera GmbH
Grosse Bleichen 8, D-2000
Hamburg, Germany                             2,300,000 (10)                              -                        14.9%

Special Situations Fund III, L.P. (9)        1,875,000 (9)                               -                        12.3%

MGP Advisers Limited Partnership (9)         1,875,000 (9)                               -                        12.3%

Joseph Sabrin
462 Seventh Avenue
New York, New York                           1,577,292 (6) (11)                        16.1%                      10.7%




                Name and                  Number of Shares and Nature of
      Address of Beneficial Owner         Beneficial Ownership(1)              Approximate Percentage of Outstanding Shares (2)
      ---------------------------         ------------------------------       ------------------------------------------------
                                                                              Prior to Certificate of    Following Certificate of
                                                                                  Amendment (3)              Amendment (4)
                                                                                  -------------              -------------

SVE STAR Ventures
Enterprises No. III GbR
c/o SVM STAR Ventures
Management GmbH
28A Leopoldstrasse
80208 Munich, Germany                          858,840 (12)                              -                         5.8%

Justy Ltd.
c/o Star Management of
Investments (1993)
Limited Partnership
28 Lechi Street
Bnei Brak, Israel                              750,000 (13)                              -                         5.0%

John Towsley
5160 Yonge Street
North York, Ontario, Canada                    252,500 (14)                             2.6%                       1.7%

Avshalom Aderet
28 Hacharoshet Street
Or-Yehuda, Israel                              180,000 (15)                             1.9%                       1.2%

Dr. Abraham Peled
Advanced Technology Center
Haifa, Israel                                      -   (16)                              -                          -


Abraham Peri
Advanced Technology Center
Haifa, Israel                                      -   (16)                              -                          -


All executive officers and Directors
as a group (9 persons)                       4,981,218 (5) (6) (14)                    48.2%                      32.5%
                                                       (15) (17)


---------------
(1) As discussed in Item 6 hereof, effective March 15, 1995, the Company issued an aggregate of 1,000,000 shares of Series B Preferred Stock which are mandatorily convertible into an aggregate of 5,000,000 shares of Common Stock upon the filing of a Certificate of Amendment of the Certificate of Incorporation of the Company ("Certificate of Amendment") pursuant to which a sufficient number of shares of Common Stock are available for issuance. Contemporaneously, the Company issued to the Series B Purchasers warrants for the purchase of an aggregate of 2,500,000 shares of Common Stock, which warrants are exercisable upon the filing of a Certificate of Amendment pursuant to which a sufficient number of shares of Common Stock are available for issuance. Since the Company has undertaken to obtain stockholder approval of a Certificate of Amendment resulting in such conversion and permitting such exercise, and the principal stockholders of the Company who control the required votes for approval have committed to the Series B Purchasers to vote in favor of such proposal, the number of shares of Common Stock issuable upon such conversion and exercise are included as shares beneficially owned by the Series B Purchasers. The number of shares owned by each person has not been adjusted, however, to give effect to the one-for-five reverse split contemplated to be effectuated to permit such conversion and exercise. See Item 6 hereof.
(2) Calculated pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934. Accordingly, with respect to each particular beneficial owner, the percentage gives effect to the deemed exercise of such owner's options and warrants (which are currently exercisable or exercisable within 60 days) and the deemed conversion of such owner's convertible shares of Preferred Stock (which are currently convertible or convertible within 60 days); the percentage, however, does not give effect to any exercise or conversion of other holders' outstanding options, warrants and convertible Preferred Stock (except as described in footnote (4)).
(3) The percentages in this column do not give effect to the convertibility of the Series B Preferred Stock into, or the exercisability of the Purchaser Warrants for the purchase of, shares of Common Stock.
(4) The percentages in this column give effect to the filing of the Certificate of Amendment discussed in footnote (1), the conversion of the Series B Preferred Stock into shares of Common Stock and the exercisability of the Purchaser Warrants.
(5) Includes shares beneficially owned by Terry I. Steinberg (1,427,292), Joseph Sabrin (1,427,292) and Gilbert H. Steinberg (1,237,134). Such shares are held subject to a Voting Trust Agreement among such persons, expiring in 1997, wherein the Messrs. Steinberg exercise joint voting control as co-trustees. Each of the Messrs. Steinberg and Mr. Sabrin retain dispositive control over their respective shares.
(6) Includes 150,000 shares issuable upon exercise of currently exercisable options held by each of Messrs. T. Steinberg and Sabrin.
(7) Pursuant to Schedule 13D filed with the Securities and Exchange Commission (the "SEC"), includes (i) 300,000 shares registered in the name of Technologies, a wholly-owned subsidiary of Elron (ii) 1,000,000 shares issuable upon conversion of Series A Preferred Stock; and (iii) 200,000 shares issuable upon exercise of currently exercisable warrants. Pursuant to Schedule 13D, Elron may be deemed to have shared power to vote and dispose of the 300,000 shares owned by Technologies by reason of Technologies being a wholly-owned subsidiary of Elron. Elron disclaims beneficial ownership of such shares. See Items 1 and 12 hereof.
(8)  Address is 153 East 53rd Street, New York, New York.

(9) The Company has been advised that (i) AWM Investment Company, Inc. ("AWM") is (a) the general partner of and investment adviser to Special Situations Cayman Fund, L.P. ("Cayman Fund"), the holder of 83,334 shares of Series B Preferred Stock and 208,334 Purchaser Warrants and (b) the sole general partner of MGP Advisers Limited Partnership ("MGP"); (ii) Austin W. Marxe is President, Chief Executive Officer and primary owner of AWM and principal limited partner of MGP; and (iii) MGP is the general partner of Special Situations Fund III, L.P. ("III Fund"), the holder of 250,000 shares of Series B Preferred Stock and 625,000 Purchaser Warrants. The Company has been advised further that (i) Mr. Marxe has the sole power to vote the shares beneficially owned by the Cayman Fund, shared power to vote the shares beneficially owned by the III Fund and the sole power to dispose of the shares beneficially owned by the Cayman Fund and the III Fund; (ii) AWM has the sole power to vote the shares beneficially owned by the Cayman Fund and the sole power to dispose of the shares beneficially owned by the Cayman Fund and the III Fund; and (iii) MGP has the sole power to dispose of the shares beneficially owned by the III Fund.

(10) Pursuant to Schedule 13D filed with the SEC, Messrs. Ruch and Reemtsma are two of the grantors of Gibraltar Trust which is the record owner of 333,333 shares of Series B Preferred Stock (mandatorily convertible into 1,666,665 shares of Common Stock under the circumstances described in Item 6 hereof) and 833,333 Purchaser Warrants. Pursuant to the Schedule 13D,
     (i) Mr. Reemtsma beneficially owns approximately 2,300,000 shares of Common Stock (including 766,666 shares issuable upon exercise of Purchaser Warrants) and (ii) Mr. Ruch beneficially owns approximately 200,000 shares of Common Stock (including 66,667 shares issuable upon exercise of Purchaser Warrants) and exercises sole voting and dispositive control over such shares. The Schedule 13D indicates further that Mr. Ruch's beneficial ownership includes 125,000 shares held by Rho Management Company, Inc. ("Rho"), an entity over the assets of which Mr. Ruch exercises sole investment and voting control. As stated in the Schedule 13D, through his position with Rho, which acts as investment advisor to Mr. Reemtsma, Mr. Ruch has investment authority over Mr. Reemtsma's shares and, therefore, shares voting and dispositive power with Mr. Reemtsma over such shares.
(11) Shares (excluding shares subject to outstanding options) are held subject to a Voting Trust Agreement as described in footnote (5).
(12) Represents 572,560 and 286,280 shares of Common Stock issuable upon conversion of Series B Preferred Stock and exercise of Purchaser Warrants, respectively, held by SVE STAR Ventures Enterprises No. III GbR ("SVE III"). Does not include 213,370 and 106,685 shares of Common Stock issuable upon conversion of Series B Preferred Stock and exercise of Purchaser Warrants, respectively, held by SVE STAR Ventures Enterprises No. II GbR ("SVE II") or 47,405 and 23,703 shares of Common Stock issuable upon conversion of Series B Preferred Stock and upon conversion of Purchaser Warrants, respectively, held by SVE STAR Ventures Enterprises No. IIIA GbR ("SVE IIIA"). Also does not include any shares beneficially owned by Justy Ltd. or Yozma Venture Capital Ltd. ("Yozma") as discussed in footnote (13) hereof. Pursuant to the Series B Stock Purchase Agreement (as hereinafter defined), Star Management of Investments (1993) Limited Partnership has been named the representative of SVE III, SVEII, SVE IIIA, Justy and Yozma for certain purposes. The Company is unaware of the relationship, if any, among SVE III, SVE II, SVE IIIA, Justy and Yozma and whether there are any other beneficial owners of the securities held by such entities.
(13) Represents 500,000 and 250,000 shares of Common Stock issuable upon conversion of Series B Preferred Stock and exercise of Purchaser Warrants, respectively. Does not include 333,330 and 166,665 shares of Common Stock issuable upon conversion of Series B Preferred Stock and exercise of Purchaser Warrants, respectively, held by Yozma, whose address set forth in the Series B Stock Purchase Agreement is the same as that of Justy. Also see footnote (12) hereof.
(14) Represents shares  issuable upon exercise of currently exercisable options.
(15) Shares are held in trust for the benefit of Mr. Aderet.
(16) Does not include shares beneficially owned by Elron for which Dr. Peled and Mr. Peri serve as officers.
(17) Includes 145,000 shares issuable upon exercise of currently exercisable options held by executive officers of the Company.

SERIES B PREFERRED STOCK

          The following table sets forth, to the knowledge of the Company, certain information regarding shares of the Company's outstanding Series B Preferred Stock beneficially owned as of March 15, 1995 by each person who is known by the Company to beneficially own or exercise voting or dispositive control over more than 5% of the Company's Series B Preferred Stock. To the knowledge of the Company, no executive officer or Director of the Company beneficially owned any Series B Preferred Stock as of March 15, 1995. Except as set forth below, each beneficial owner has the sole power to vote and dispose of the shares reflected.

                   Name and                         Number of Shares and Nature of               Approximate Percentage of
         Address Of Beneficial Owner                 Beneficial Ownership (1) (2)                    Outstanding Shares
         ---------------------------                 ----------------------------                    ------------------

Austin W. Marxe (3)                                            333,334  (4)                                33.3%

AWM Investment Company, Inc (3)                                333,334  (4)                                33.3%

Joshua Ruch
Rho Management Company, Inc.
767 Fifth Avenue
New York, New York                                             333,333  (5)                                33.3%

Jan Philipp F. Reemtsma
Mera GmbH
Grosse Bleichen 8, D-2000
Hamburg, Germany                                               306,666  (5)                                30.7%

Special Situations Fund III, L.P. (3)                          250,000  (4)                                25.0%

MGP Advisers Limited Partnership (3 )                          250,000  (4)                                25.0%

SVE STAR Ventures
Enterprises No. III GbR
c/o SVM STAR Ventures
Management GmbH
28A Leopoldstrasse
80208 Munich, Germany                                          114,512  (7)                                11.5%

Justy Ltd. (6)                                                 100,000  (7)                                10.0%

Special Situations Cayman Fund, L.P.                            83,334                                      8.3%

Yozma Venture Capital Ltd. (6)                                  66,666  (7)                                 6.7%


---------------
(1) Holders of shares of Series B Preferred Stock are entitled to five votes for each share of Series B Preferred Stock held.
(2) The shares of Series B Preferred Stock will be automatically converted into shares of Common Stock of the Company under certain circumstances. See
     Item 6 hereof.
(3)  Address is 153 East 53rd Street, New York, New York.
(4) The Company has been advised that (i) Mr. Marxe, as President, Chief Executive Officer and primary owner of AWM, has the sole power to vote the shares beneficially owned by the

     Cayman Fund, shared power to vote the shares beneficially owned by the III Fund and the sole power to dispose of the shares beneficially owned by the Cayman Fund and the III Fund; (ii) AWM has the sole power to vote the shares beneficially owned by the Cayman Fund and the sole power to dispose of the shares beneficially owned by the Cayman Fund and the III Fund; and
     (iii) MGP has the sole power to dispose of the shares beneficially owned by the III Fund.
(5) Pursuant to Schedule 13D filed with the SEC, Messrs. Ruch and Reemtsma are two of the grantors of Gibraltar Trust which is the record owner of 333,333 shares of Series B Preferred Stock. Pursuant to the Schedule 13D, (i) Mr. Reemtsma beneficially owns 306,666 shares of Series B Preferred Stock and
     (ii) Mr. Ruch beneficially owns 26,667 shares of Series B Preferred Stock and exercises sole voting and dispositive control over such shares. The Company has been advised further that, as indicated in the Schedule 13D, Mr. Ruch's beneficial ownership includes 16,667 shares held by Rho, an entity over the assets of which Mr. Ruch exercises sole voting and dispositive control. As stated in the Schedule 13D, through his position with Rho, which acts as investment advisor to Mr. Reemtsma, Mr. Ruch has investment authority over Mr. Reemtsma's shares and, therefore, shares voting and dispositive power with Mr. Reemtsma over such shares.
(6) Address is c/o Star Management of Investments (1993) Limited Partnership, 28 Lechi Street, Bnei Brak, Israel.
(7) See footnote (12) to the Common Stock table with regard to the relationship, if any, among SVE III, Justy, Yozma, SVE II and SVE III A.

Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

     EXHIBIT NUMBER    DESCRIPTION OF EXHIBIT
     --------------    ----------------------

                 3 (a)  Certificates of Designation with regard to Series A
                        Preferred Stock and Series B Preferred Stock
                   (b)  Certificate of Incorporation, as amended.(1)
                   (c)  By-laws.(2)
                   (d)  Agreement of Merger dated December 29, 1987 between the
                        Company and PC Executive Center, Inc.(2)
                 9      Voting Trust Agreement dated December 29, 1987 between
                        Gilbert Steinberg, Terry I. Steinberg and Joseph
                        Sabrin, individually, and Gilbert Steinberg and Terry
                        I. Steinberg as co-Trustees.(2)
                 10(a)  Lease for premises situated at 462 Seventh Avenue, 4th
                        Floor New York, New York.(3)
                   (b)  Lease for premises situated at 462 Seventh Avenue, 18th
                        Floor, New York, New York(4)
                   (c)  Lease for premises situated at 19 Fulton Street,
                        New York, New York.(2)
                   (d)  Lease for premises situated at 120 Wood Avenue South,
                        Iselin, New Jersey.(2)
                   (e)  Lease for premises situated at 80 Bloor Street,
                        Toronto, Canada.(2)
                   (f)  Amended and Restated 1987 Stock Option Plan.(5)
                   (g)  Lease for premises situated at 341 Madison Avenue, New
                        York, New York.
                   (h)  Agreement dated as of May 30, 1989 among Terry I.
                        Steinberg, Joseph Sabrin and the Company, as amended.(4)
                   (i)  Lease for premises situated at City Centre Tower, North
                        York, Ontario, Canada.(6)
                   (j)  Lease for premises situated at 690 Market Street, San
                        Francisco, California.(6)
                   (k)  Financing Agreement - Receivables dated November 20,
                        1990 between the Company and Rosenthal & Rosenthal,
                        Inc.(6)
                   (l)  Asset Purchase Agreement dated as of August 12, 1994
                        among the Company, PC Etcetera Israel Ltd., Elron
                        Electronic Industries Ltd., Adar International, Inc.
                        and Elron Technologies Inc.(7)
                   (m)  Stockholders' Agreement dated as of August 12, 1994
                        among the Company, Elron Electronic Industries Ltd.,
                        Adar International, Inc, Elron Technologies Inc., Terry
                        I. Steinberg, Joseph Sabrin and Gilbert H. Steinberg.(7)
                   (n)  Stock Purchase Agreement dated as of March 15, 1995
                        among the Company, Special Situations Fund III, L.P.,
                        Special Situations Cayman Fund, L.P., Gibraltar Trust,
                        Justy Ltd., Yozma Venture Capital Ltd., SVE STAR
                        Ventures Enterprises No. II GbR, SVE STAR Ventures
                        Enterprises No. III GbR and SVE STAR Ventures
                        Enterprises No. IIIA GbR (collectively, the "Series B
                        Purchasers").
                   (o)  Form of Warrant dated March 15, 1995 issued to the
                        Series B Purchasers for the purchase of an aggregate of
                        2,500,000 shares of Common Stock of the Company.
                 21     Subsidiaries.
                 23(a)  Consent of Norman Stumacher.

                   (b)  Consent of Luboshitz, Kasierer & Co.

     (b)  REPORTS ON FORM 8-K

     One report on Form 8-K was filed by the Company during the three month period ended December 31, 1994 as follows:

     Date of Event: December 16, 1994
     Item Reported: 7

---------------
(1) Denotes document filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-17419) and incorporated herein by reference.
(2) Denotes document filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-19521) and incorporated herein by reference.
(3) Denotes document filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17419) and incorporated herein by reference, as amended by document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 (File No. 0-17419) and incorporated herein by reference.
(4) Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 (File No. 0-17419) and incorporated herein by reference.
(5) Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 (File No. 0-17419) and incorporated herein by reference.
(6) Denotes document filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-17419) and incorporated herein by reference.
(7) Denotes document filed as an exhibit to the Company's Current Report on Form 8-K for an event dated August 12, 1994 (File No. 0-17419) and incorporated herein by reference.

                                NORMAN STUMACHER
                           CERTIFIED PUBLIC ACCOUNTANT

                          585 Stewart Avenue, Suite 760
                           Garden City, New York 11530

Board of Directors
P.C. Etcetera, Inc.
462 Seventh Avenue
New York, NY 10123

                          INDEPENDENT AUDITOR'S REPORT

I have audited the consolidated balance sheet of P.C. Etcetera, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of income and retained earnings and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial statements of P.C. Etcetera Israel Ltd., a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 8 percent and 4 percent, respectively, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to the amounts included for P.C. Etcetera Israel Ltd., is based solely on the report of the other auditors.

I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit and the report of the other auditors provides a reasonable basis for my opinion.

In my opinion, based on my audit and the report of the other auditors, the consolidated financial position of P.C. Etcetera, Inc. as of December 31, 1994, and the results of its operations and its cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.

                                             /s/ Norman Stumacher

Garden City, NY
March 17, 1995

                            LUBOSHITZ, KASIERER & CO

                                                       64642940


                          INDEPENDENT AUDITORS' REPORT

                  (EXTENDED FORM TO COMPLY WITH U.S. STANDARDS)

We have audited the balance sheet of PC ETCETERA ISRAEL LTD. (the "Company") as of December 31, 1994, and the statements of income, changes in shareholders' deficiency and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the U.S. and in Israel, including those prescribed by the Auditors' (Mode of Performance) Regulations (Israel), 1973. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1994, and the results of its operations, changes in shareholders' deficiency and cash flows for the period then ended in conformity with accounting principles generally accepted in Israel and in the United States (as applicable to the financial statements of the Company, such accounting principles are practically identical).

                                   /s/ Luboshitz, Kasierer & Co
                                   Certified Public Accountants (Israel)

Tel-Aviv, Israel
February 28, 1995

                       PC ETCETERA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1994


ASSETS:
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS                                        $   77,777
ACCOUNTS  RECEIVABLE (NOTE 1)                                     1,430,910
PREPAID EXPENSES                                                     51,300
                                                                 ----------
TOTAL CURRENT ASSETS                                              1,559,987
                                                                 ----------
PROPERTY AND EQUIPMENT: (NOTE 2)
PROPERTY AND EQUIPMENT                                            1,476,811
LEASEHOLD IMPROVEMENTS                                              216,245
                                                                 ----------
                                                                  1,693,056
LESS: ACCUMULATED DEPRECIATION AND AMORTIZATION                    (623,979)
                                                                 ----------
TOTAL PROPERTY AND EQUIPMENT                                      1,069,077
                                                                 ----------
OTHER ASSETS:
SECURITY DEPOSITS                                                    94,150
OTHER ASSETS (NET) (NOTE 3)                                          32,000
GOODWILL(NET) (NOTE 8)                                              344,167
PATENTED SOFTWARE  (NET OF AMORTIZATION OF $46,140)(NOTE 12)      2,724,666
                                                                 ----------
TOTAL OTHER ASSETS                                                3,194,983
                                                                 ----------
TOTAL ASSETS                                                     $5,824,047
                                                                 ----------
                                                                 ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                            $1,323,334
PAYROLL TAXES PAYABLE                                                88,192
LOANS PAYABLE - OTHERS (NOTE 4)                                     600,175
LOANS PAYABLE - AFFILIATE (NOTE 4)                                   36,666
LOANS PAYABLE - BANK (NOTE 4)                                       107,794
CAPITAL EQUIPMENT OBLIGATIONS                                       129,660
DEFERRED REVENUE (NOTE 7)                                           102,728
                                                                 ----------
TOTAL CURRENT LIABILITIES                                         2,388,549
                                                                 ----------
OTHER LIABILITIES:
LOANS PAYABLE - BANK (NOTE 4)                                       123,292
CAPITAL EQUIPMENT OBLIGATIONS                                       177,551
                                                                 ----------
TOTAL LIABILITIES                                                 2,689,392
                                                                 ----------
STOCKHOLDERS' EQUITY:
COMMON STOCK,
$.01 PAR VALUE, 15,000,000
SHARES AUTHORIZED,
9,637,308 ISSUED AND
OUTSTANDING (NOTE 5)                                                 96,374
PREFERRED STOCK,
$.001 PAR VALUE, 5,000,000
SHARES AUTHORIZED, 1,000,000 SERIES A
ISSUED AND OUTSTANDING                                                1,000
STOCK WARRANTS                                                       50,000
ADDITIONAL PAID IN CAPITAL - COMMON STOCK                         3,981,209
ADDITIONAL PAID IN CAPITAL - PREFERRED STOCK                      1,127,000
ACCUMULATED DEFICIT                                              (2,120,928)
                                                                 ----------
TOTAL STOCKHOLDERS' EQUITY                                        3,134,655
                                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $5,824,047
                                                                 ----------
                                                                 ----------



                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THESE FINANCIAL STATEMENTS

                       PC ETCETERA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,



                                                        1994           1993
                                                        ----          -----

REVENUES                                         $10,456,704     $9,154,564
COST OF REVENUES                                   4,847,301      3,803,622
                                                 -----------     ----------
GROSS PROFIT                                       5,609,403      5,350,942

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          6,144,899      4,683,002
RESEARCH AND DEVELOPMENT (NOTE 11)                   541,439              0
                                                 -----------     ----------
OPERATING INCOME (LOSS)                           (1,076,935)       667,940

INTEREST EXPENSE, NET OF INTEREST INCOME            (121,847)      (110,665)
                                                 -----------     ----------

NET INCOME  (LOSS)                               ($1,198,782)      $557,275
                                                 -----------     ----------
                                                 -----------     ----------
EARNINGS PER SHARE:
NET INCOME (LOSS)                                     ($0.15)         $0.09
                                                 -----------     ----------
                                                 -----------     ----------

WEIGHTED AVERAGE NUMBER
  OF SHARES:                                       7,767,308      6,245,641
                                                 -----------     ----------
                                                 -----------     ----------



                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THESE FINANCIAL STATEMENTS

                       PC ETCETERA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                DECEMBER 31, 1994



                                                                                              COMMON
                                COMMON           STOCK        PREFERRED        STOCK           STOCK
                                 STOCK          AMOUNT          STOCK         AMOUNT        SUBJECT TO
                                ------          ------          -----         ------         WARRANTS
                                                                                            ----------
BALANCE, DECEMBER 31,1992      6,237,308        $62,374              0      $       0              0

INCOME FOR THE YEAR ENDED
DECEMBER 31, 1993

ISSUANCE OF STOCK                100,000          1,000
                               ---------      ---------      ---------      ---------      ---------

BALANCE, DECEMBER 31,1993      6,337,308         63,374              0              0              0

LOSS FOR THE YEAR ENDED
DECEMBER 31 1994

ISSUANCE OF STOCK AND
WARRANTS                       3,300,000         33,000        488,000            488        712,000

EXERCISE OF WARRANTS                                           512,000            512       (512,000)
                               ---------      ---------      ---------      ---------      ---------

BALANCE, DECEMBER 31,1994      9,637,308        $96,374      1,000,000         $1,000        200,000
                               ---------      ---------      ---------      ---------      ---------
                               ---------      ---------      ---------      ---------      ---------


                                             ADDITIONAL     ADDITIONAL
                                WARRANTS       PAID IN        PAID IN
                                 AMOUNT        CAPITAL        CAPITAL       DEFICIT          TOTAL
                                 ------        -------        -------       -------          -----
                                               COMMON        PREFERRED
                                               ------        ---------
BALANCE, DECEMBER 31,1992             $0     $1,352,709      $       0    ($1,479,421)      ($64,338)

INCOME FOR THE YEAR ENDED
DECEMBER 31, 1993                                                             557,275        557,275

ISSUANCE OF STOCK                                21,500                                       22,500
                               ---------      ---------      ---------      ---------      ---------

BALANCE, DECEMBER 31, 1993             0      1,374,209              0       (922,146)       515,437

LOSS FOR THE YEAR ENDED
DECEMBER 31 1994                                                           (1,198,782)    (1,198,782)

ISSUANCE OF STOCK AND
WARRANTS                         178,000      2,607,000        487,512                     3,306,000

EXERCISE OF WARRANTS            (128,000)                      639,488                       512,000
                               ---------      ---------      ---------      ---------      ---------

BALANCE, DECEMBER 31,1994       $ 50,000     $3,981,209     $1,127,000    ($2,120,928)    $3,134,655
                               ---------      ---------      ---------      ---------      ---------
                               ---------      ---------      ---------      ---------      ---------



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                       PC ETCETERA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                   1994        1993
                                                                   ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                         $(1,198,782)   $557,275

  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                               390,702     221,239

  CHANGES IN OPERATING ASSETS AND LIABILITIES:

  (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                    228,932    (550,498)
  DECREASE IN PREPAID EXPENSES                                   19,222      22,157
  (INCREASE) DECREASE IN SECURITY DEPOSITS                        4,583     (26,270)
  (INCREASE) IN OTHER ASSETS                                          0     (48,000)
  INCREASE IN ACCOUNTS PAYABLE                                  255,266     121,575
  INCREASE (DECREASE) IN PAYROLL TAXES PAYABLE                   26,086     (52,668)
  INCREASE (DECREASE) IN DEFERRED REVENUE                       (52,440)     37,117
                                                              ---------   ---------
    NET CASH  PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                                (326,431)    281,927
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FIXED ASSETS                                     (394,738)   (190,289)
                                                              ---------   ---------
  NET CASH (USED IN) INVESTING ACTIVITIES                      (394,738)   (190,289)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  INCREASE IN LOANS PAYABLE - BANK                              269,251           0
  PRINCIPAL REPAYMENT LOANS PAYABLE - BANK                      (38,165)          0
  INCREASE  IN LOANS PAYABLE - OTHER                            199,250      41,265
  REPAYMENT OF CAPITAL EQUIPMENT OBLIGATIONS                   (173,868)   (171,280)
  ISSUANCE OF  STOCK                                            512,000      22,500
                                                              ---------   ---------
    NET CASH PROVIDED BY(USED IN)  FINANCING ACTIVITIES         768,468    (107,515)
                                                              ---------   ---------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               47,299     (15,877)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   30,478      46,355
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $77,777     $30,478
                                                              ---------   ---------
                                                              ---------   ---------

                    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for
  Interest (net of amount capitalized)                         $123,499    $111,409
  Income taxes                                                  $25,790     $18,568


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Capital lease obligations of $213, 214 and $439,145, respectively, were incurred when the Company entered into new leases for new equipment during the years ended December 31, 1994 and 1993, respectively.



                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                       PC ETCETERA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1994

NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     PC ETCETERA, Inc. (the "Company") was incorporated under the laws of New York State on March 1, 1985. It changed its corporate domicile to Delaware in December 1987 at which time it assumed its present name.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     As of this date, the Company has ten facilities operating. Four are located in New York City, one in Metropark, New Jersey, three in Canada, and two in Northern California.

     A summary of the Significant Accounting Policies consistently applied in the preparation of the accompanying financial statements follows:


REVENUE RECOGNITION
     Revenues are recognized when training courses are attended, computer-based training ("CBT") programs are delivered, and consulting work is performed. The Company's refund policy provides that dissatisfied trainees may either attend the same course without charge or the trainee's employer may request a full refund. It is Company policy to reserve for potential refunds; however, an allowance for refunds has not been established because historically refunds have been negligible. Retakes are provided on a seat availability basis and as such the Company incurs no financial exposure related to these retakes.



ACCOUNTS RECEIVABLE
     Invoices are issued to customers upon completion of training or consulting period or delivery of CBT program, or at month end with prior arrangement with client. It is Company policy to reserve for uncollectible accounts; however, an allowance for doubtful accounts has not been established because historically bad debts have been negligible. The Company's customers are mainly large firms and no one customer accounts for more than ten percent of total gross revenue.


PROPERTY AND EQUIPMENT
     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the period of the lease.


INCOME TAXES
     The Company has historically had significant net operating loss carryforwards. The Company recognizes deferred tax valuation allowances in an amount sufficient to eliminate deferred tax assets as the Company has been in a cumulative loss position. The net operating losses of $1,890,712 will be carried forward - $691,930 will expire in 1997 and the balance of $1,198,782 will expire in 1998.



CASH AND CASH EQUIVALENTS
     For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents

FOREIGN CURRENCY

     The Company has operations in Canada and Israel. The financial records of the Israeli subsidiary are maintained in U.S. dollars because the currency of the primary economic environment in which the operations of the subsidiary are conducted (the functional currency) is the U.S. dollar. Transactions and balances in the Canadian subsidiary are remeasured into U.S. dollars in accordance with the principles set forth in Statement Number 52 of the Financial Accounting Standards Board. Exchange gains and losses arising from such remeasurement are reflected in income or expenses, as applicable, and are immaterial.


NOTE 2 - PROPERTY AND EQUIPMENT

     Major classifications of property and equipment and their respective lives are summarized below:

                             December 31, 1994      Depreciable lives:
                             -----------------      ------------------


Furniture and Fixtures             $281,788                 5-8 years
Office Equipment                     49,864                 3-5  years
Computer Equipment                1,045,974                 3-5  years
Leasehold Improvements              216,245              Term of lease
Automobiles                          99,185                   3  years
                                     ------
                                  1,693,056
Accumulated Depreciation           (623,979)
Net Property and                   ---------
Equipment                         $1,069,077
                                  ----------
                                  ----------

During the year ended December 31, 1994, $209,554 of computer equipment and $13,301 of leasehold improvements were fully depreciated and taken off the books.


As of December 31, 1994 the Company had capital lease obligations in the amount of $605,858, which amount is included in Computer Equipment above. The future minimum lease obligations for these leases are $270,056 and $90,019, respectively, for the years ended December 31, 1995 and December 31, 1996, respectively.


NOTE 3 - OTHER ASSETS


     On December 6, 1993, the Company entered into an agreement to purchase certain assets of Computer Professionals' Network (CPN), Inc ("CPN"). This included a restrictive covenant. Also included was a customer list, contractor list and trade names. The assets will be amortized over a three year period. At December 31, 1994, the above assets totaled $32,000 net of amortization. Revenues and results of operations of CPN, prior to the acquisition, were immaterial.

NOTE 4 - LOANS PAYABLE

OTHERS

     In 1990, the Company entered into a financing arrangement to finance its trade receivables (excluding those from the Company's Canadian subsidiary). The arrangement expires on April 30, 1995. The balance outstanding under the agreement is limited to 80% of eligible receivables and bears interest at the rate of 4% above prime per annum . In addition, the Company pays a facility fee of $7,500 per contract year or 2% of the average monthly daily cash balances of the loan, whichever is less. Borrowings under the arrangement are secured by the Company's accounts receivable. At December 31, 1994, the loan balance was $473,262.


     The Company has also entered into agreements with a number of vendors whereby trade accounts payable were converted into notes. These notes are one year notes with expiration dates throughout 1995. Interest rates range from 12% to 16%. At December 31, 1994, the loans payable balance to such vendors was $22,927.


AFFILIATE

     In 1991, the Company obtained a loan from an unrelated party in the amount of $100,000 with a 10% interest rate. During the year ended December 31, 1993, the note was assigned to a member of the Company's Board of Directors. The loan is payable on demand and is currently unsecured . The security agreement whereby the loan was secured by all personal property, other than that property secured pursuant to the financing agreement described above, was subsequently released. At December 31, 1994, the loan balance, including interest, was $36,666.


BANK

     In 1994, the Company obtained a bank loan for the purchase of state-of-the-art computer equipment and other fixed assets. The bank loans are repayable in three years and carry an interest rate of 9% per annum. The bank loans (net of current portion of $107,794) at December 31, 1994 were $123,292.

NOTE 5 - STOCKHOLDERS' EQUITY

     On March 1, 1985, the Company was incorporated with an initial capitalization of $10,000 for 100 shares of common stock.

     In December 1987, the Company was reincorporated in the state of Delaware with an authorized capitalization of 15,000,000 shares of $.01 par value common stock. The Company issued 4,188,750 shares to then present stockholders. This implemented a 41,887.5 for one split of its shares of common stock.

     In July 1988, 636,486 shares of common stock were issued for a price of $51,365. Then present stockholders purchased 136,486 additional shares while the remaining 500,000 shares were purchased by two unaffiliated parties.

     In January 1989, the Company consummated a public offering of 205,262 units at a price of $6.00 per unit. Each unit consisted of six shares of common stock and three redeemable common stock warrants (an aggregate of 1,231,572 shares and 615,786 warrants). The Company received net proceeds of approximately $900,000 from such offering. On March 12, 1991, the public warrants for the purchase of 615,786 shares of common stock, as well as that portion of the underwriter's warrants for the purchase of 60,000 shares of common stock, expired.

     In May 1989, the Company issued 180,500 shares of common stock in connection with the acquisition of PC Etcetera, California (formerly The Computer Experience Inc.), a wholly-owned subsidiary, which is no longer an operating entity.

     In December 1993, the Company issued 100,000 shares of common stock in connection with an asset purchase agreement with CPN.

     In August 1994, the Company issued 3,300,000 shares of common stock in connection with the acquisition of ACE Division of Elron Electronic Elron Ltd
("Elron") and Adar International, Inc.    In addition,  the Company issued
488,000 shares of Series A preferred stock. Elron was also granted warrants to acquire an additional 712,000 shares of common stock at a price of $1 per share. Pursuant to the terms of the warrants, in September 1994, at the request of the Company, Elron exercised the warrants to the extent of $512,000. Since the exercise was based on the Company's request, in lieu of shares of common stock, Elron was issued 512,000 shares of Series A preferred stock.

NOTE 6 - LEASES

     The Company leases office and classroom premises at 9 locations pursuant to leases which expire through the year 2004 and require minimum aggregate annual rental as follows:

1995                          $689,288
1996                           639,457
1997                           573,524
1998                           420,664
1999                           463,424
Thereafter                   1,358,414
                             ---------
                            $4,144,771
                            ----------
                            ----------

     Rent expense charged to operations amounted to $979,218 and $755,117 for 1994 and 1993, respectively.

     The Company has also entered into various operating leases for equipment. The minimum obligations under non-cancelable operating leases are as follows:

1995                          $313,245
1996                           238,256
1997                           142,995
1998                            98,643
1999                            77,391
                              --------
                              $870,530
                              --------
                              --------


NOTE 7 - DEFERRED REVENUE

     The Company enters into agreements with certain clients whereby blocks of training coupons are purchased in advance at discount prices. The purchases are recorded as a liability to provide such training. Revenues are recognized as classes are attended. At December 31, 1994, deferred revenue was $102,728. The entire liability is considered current as classes are normally attended in the quarter subsequent to the purchase.

NOTE 8 - ACQUISITION


     Effective July 1, 1994, the Company purchased substantially all of the assets of the Ace Division of Elron. The acquisition was accounted for under the purchase method of accounting. The division was engaged in the design, development and production of CBT courseware and interactive multimedia training. All of the functions are currently being performed by the Company's
wholly-owned subsidiary, PC Etcetera Israel Ltd. ("PC Israel").    In connection
with the purchase, the Company issued 3,300,000 shares of common stock valued at the fair market value of $0.80 per share, 488,000 shares of preferred stock valued at the fair market value of $1 per share and 712,000 warrants valued at the fair market value of $.25 each. The fair values of PC Israel's assets as of July 1, 1994 were as follows:


     Computer Equipment            $60,000
     Automobiles                    15,000
     Accounts Receivable           414,039
     Goodwill                      350,000
     Patented Software           2,770,806


The Goodwill and the Patented Software are being amortized over 15 years, since such software is a development language which is utilized in the authoring of CBT applications. As such, it is expected to have a considerably longer useful life than applications software. (See Note 12)


The results of operations of the acquired company are included in the Statement of Operations for the period July 1, 1994 through December 31, 1994. Pro forma results of operations, as if the acquisition had occurred at the beginning of the year are as follows:



                                       1994                   1993
REVENUES                           $10,804,534              9,967,595
(LOSS) BEFORE EXTRAORDINARY ITEMS
                                   ($1,634,818)             ($450,042)
NET LOSS                           ($1,634,818)             ($450,042)
NET LOSS PER SHARE                      ($0.16)                ($0.05)



NOTE 9 - STOCK OPTIONS AND WARRANTS

     The Company has adopted an Amended and Restated 1987 Stock Option Plan under which 3,000,000 shares of the Company's common stock have been reserved for issuance to employees and non-employee Directors, among others. At December 31, 1994, options had been issued to employees and consultants to purchase 2,049,000 shares of common stock with prices ranging from $0.188 to $1.25 per share.



     Of the above stock options, 1,276,000 were exercisable during the year ended December 31, 1994. No options were exercised during the year ended December 31, 1994. All of the above options were granted at fair market value as of the date of grant and no compensation expense was recorded.

                                   OUTSTANDING   EXERCISABLE      PRICE RANGE

Outstanding December 31, 1993      1,289,500      983,000        $0.188 - $1.25

     Options Granted                 856,500              -      $0.463 - $1.00
     Options Cancelled               (97,000)             -      $0.375 - $1.25
     Options Exercised                       -            -                -

Outstanding December 31, 1994      2,049,000    1,276,000        $0.188 - $1.25


The Company has also granted warrants to a consultant. At December 31, 1994, warrants were outstanding to purchase 180,000 shares at $0.50 per share. In addition, at such date, warrants were outstanding and held by Elron for the purchase of 200,000 shares of common stock at a price of $1 per share.

NOTE  10 - DIVIDEND POLICY

     The Company has neither declared nor paid any dividends on its shares of common stock since inception. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. The Company anticipates that it will retain earnings, if any, in order to finance expansion of its operations. Accordingly, it is not anticipated that cash dividends will be paid in the foreseeable future.


NOTE 11 - RESEARCH AND DEVELOPMENT COSTS

     All research and development costs are charged to expense when incurred. Total research and development costs for the years ended December 31, 1994 and 1993 total $541,439 and $0, respectively.



NOTE 12 -  PATENTED SOFTWARE

     The total amount of patented software costs amortized for the years ended December 31, 1994 and December 31, 1993 was $46,140 and $0, respectively. It is the Company's policy to project future gross revenues and costs related to the patented software costs and to write off any amount in excess of the net realizable value. Patented software did not require an adjustment to net realizable value for the year ended December 31, 1994. The Company does not anticipate that there will be any impact from the adoption of SFAS 121 relating to the Accounting for the Impairment of Long-Lived Assets.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     The Company, its President and Executive Vice President are parties to an agreement which requires the Company, upon the death of either such person, to purchase from the estate of such person up to $500,000 of the Company's Common Stock at a price per share equal to the Company's revenues for the last four completed fiscal quarters immediately preceding the date of death divided by the number of outstanding shares of Common Stock at the time of death. The Company's purchase obligation is conditioned upon its receipt of, and is only to the extent of, life insurance proceeds on such persons.


     The Series B Preferred Stock is subject to redemption at the option of the holders in the event a conversion into Common Stock does not occur by April 30, 1995. Simultaneously with the issuance of the Series B Preferred Stock, the purchasers thereof were issued four-year warrants for the purchase of an aggregate of 2,500,000 shares of Common Stock exercisable at a price of $.55 per share, subject to antidilution adjustments. In the event the one-for-five reverse split is approved, based upon the antidilution provisions of the Series B Preferred Stock and the warrants, the Series B Preferred Stock purchasers will receive an aggregate of 1,000,000 shares of Common Stock of the Company and will be entitled to purchase an aggregate of 500,000 shares of Common Stock at a price of $2.75 per share.


     Pursuant to the Series B Preferred Stock Agreement described in Note 15, the Company has also undertaken to file a registration statement with the SEC by June 30, 1995 covering the resale of the 7,500,000 shares of Common Stock (1,500,000) shares post-reverse split) issuable to the Series B purchasers upon conversion of the Series B Preferred Stock and upon exercise of the Warrants described therein. Pursuant to the Series B Preferred Stock Agreement, in the event the reigstration statement is not filed by the Company with the SEC by June 30, 1995



NOTE 14 -  FOREIGN REVENUE

RESULTS OF FOREIGN OPERATIONS





                                                             FOR THE YEAR ENDED 12/31/94
                                                         %                        %                      %
                                        US            OF TOTAL     CANADA      OF TOTAL    ISRAEL     OF TOTAL
                                     -------------------------------------------------------------------------
REVENUE FROM UNRELATED THIRD PARTIES    $7,963,050     76.15%    $2,138,998     20.46%     $354,656      3.39%
INTERCOMPANY REVENUE                             0                        0                 103,548
                                     -------------            -------------            ------------
TOTAL REVENUE                           $7,963,050     78.03%    $2,138,998     20.96%     $458,204      1.01%
                                     -------------            -------------            ------------
                                     -------------            -------------            ------------

NET INCOME (LOSS)                        ($800,840)    66.80%        $5,584     (0.46%)   ($403,526)    33.66%
                                     -------------            -------------            ------------
                                     -------------            -------------            ------------

IDENTIFIABLE ASSETS                     $5,345,906                 $356,116                $122,359
                                     -------------            -------------            ------------
                                     -------------            -------------            ------------


                                                             FOR THE YEAR ENDED 12/31/93
                                                         %                        %                      %
                                        US            OF TOTAL     CANADA      OF TOTAL    ISRAEL     OF TOTAL
                                     -------------------------------------------------------------------------

REVENUE FROM UNRELATED THIRD PARTIES    $7,451,367     81.40%    $1,703,198     18.60%           $0      0.00%
INTERCOMPANY REVENUE                             0                        0                       0
TOTAL REVENUE                            7,451,367     81.40%     1,703,198     18.60%            0      0.00%
                                     -------------            -------------            ------------

NET INCOME                                $533,299     95.70%       $23,976      4.30%           $0      0.00%
                                     -------------            -------------            ------------
                                     -------------            -------------            ------------

IDENTIFIABLE ASSETS                     $1,861,375                 $341,016                      $0
                                     -------------            -------------            ------------
                                     -------------            -------------            ------------



NOTE  15 - SUBSEQUENT EVENTS

     Effective March 15, 1995, the Company entered into a Stock Purchase Agreement with certain entities, pursuant to which the purchasers acquired an aggregate of 1,000,000 shares of Series B preferred stock for the purchase price of $1.50 per share. The agreement provides for (i) cumulative dividends at the rate of 10% per annum, (ii) voting rights based upon the number of shares of common stock into which the Series B preferred stock is convertible, (iii) the right of the holders of the Series B preferred stock to require redemption in the event such shares shall not have been converted into common stock of the Company by April 30, 1995, (iv) the mandatory conversion of the Series B preferred stock into an aggregate of 5,000,000 shares of common stock at a conversion price of $.30 per share in the event a sufficient number of shares of common stock shall be available for issuance upon such conversion, and (v) a liquidation preference, on a PARI PASSU basis with the Series A preferred stock, equal to $1.50 per share.

     In addition, the purchasers were issued by the Company four year warrants for the purchase of an aggregate of 2,500,000 shares of common stock of the Company with an exercise price of $.55 per share, subject to antidilution adjustment.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PC ETCETERA, INC.


 October  23 , 1995                     By:  /s/ Terry I. Steinberg
                                             ----------------------
                                             Terry I. Steinberg,
                                             President