Form 10QSB/A
period 1995-03-31
PC ETCETERA INC
filed 1995-10-23
CIK 827053

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  March 31, 1995
-------------------------------------------------------------------------------


(   )   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE  EXCHANGE ACT

   For the Transition period from                     to
                                 ---------------------  -----------------------
Commission file number               0-17419
                      ---------------------------------------------------------

                                PC ETCETERA, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                     13-3260705
-------------------------------------------------------------------------------
 (State or other jurisdiction of                (IRS Employer
 incorporation or organization)                 Identification No).



     462 Seventh Avenue, New York, NY             10018
-------------------------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

Issuer's telephone number             (212) 736-5870
                         ------------------------------------------------------


-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,927,462 shares of common stock as of May 8, 1995.

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

The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results of operations for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1994 and the notes thereto.

                        PC ETCETERA, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1995
                                   (UNAUDITED)


ASSETS:

CURRENT ASSETS:
Cash and Cash Equivalents                            $685,508
Accounts Receivable                                 1,791,977
Prepaid Expenses                                       77,720

                                               --------------
     TOTAL CURRENT ASSETS                           2,555,205
                                               --------------

PROPERTY AND EQUIPMENT:

Property and Equipment                              1,522,263
Leasehold Improvements                                219,570
                                               --------------
                                                    1,741,833
Less:  Accumulated Depreciation and
       Amortization                                 (737,289)
                                               --------------

       TOTAL PROPERTY AND EQUIPMENT                 1,004,544
                                               --------------


OTHER ASSETS:

Security Deposits                                      94,703
Software and Related Patents (Net)                  2,678,526
Goodwill (Net)                                        338,333
Other Assets (Net)                                     28,000

                                               --------------
     TOTAL OTHER ASSETS                             3,139,562

                                               --------------
     TOTAL ASSETS                                  $6,699,311
                                               --------------
                                               --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable and Accrued Expenses              $1,177,466
Payroll Taxes Payable                                 141,308
Deferred Revenue                                      178,752
Loans Payable - Others  - Current Portion             502,227
Loans Payable - Affiliate - Current Portion            33,333
Loans Payable - Bank    - Current Portion             107,794
Capital Equipment Obligations                         129,660

                                               --------------
       TOTAL CURRENT LIABILITIES                    2,270,540
                                               --------------
OTHER LIABILITIES:

Loans Payable - Bank                                  173,637
Capital Equipment Obligations                          72,670

                                               --------------
       Total Liabilities                            2,516,847
                                               --------------
STOCKHOLDERS' EQUITY:

Common Stock                                           19,275
Preferred Stock                                         2,000
Stock Warrants                                         50,000
Additional Paid in Capital - Common Stock           4,058,308
Additional Paid in Capital - Preferred Stock        2,590,495
Accumulated Deficit                                (2,537,614)

                                               --------------
       TOTAL STOCKHOLDERS' EQUITY                   4,182,464

       TOTAL LIABILITIES AND STOCKHOLDERS'     --------------
       EQUITY                                       $6,699,311
                                               ---------------
                                               ---------------

                       PC ETCETERA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED


                                     1995                 1994

      Revenues                       $2,891,259           $2,560,546

      Cost of Revenues                1,524,757            1,136,683

                                  -------------         ------------
      Gross Profit                    1,366,502            1,423,863


      Selling, General and
        Administrative Expenses       1,544,697            1,341,425
      Research and Development          207,193                    0

                                  -------------         ------------
      Operating Income (loss)         (385,388)               82,438

      Interest (Expense) (net)         (31,298)             (21,383)
                                  -------------         ------------

      Net Income (loss) Before
        Provision for Income Taxes    (416,686)               61,055

      Provision for Income Taxes              0               35,672


      Net Income Before           -------------         ------------
      Extraordinary Item              (416,686)               25,383


      Extraordinary Item
        Federal Net Operating
        Loss Carryforward                     0               24,422

                                  -------------         ------------
      Net Income (Loss)              ($416,686)              $49,805
                                  -------------         ------------
                                  -------------         ------------

      Earnings Per Share:

      Net Income (loss) Before
        Extraordinary item              (0.184)                0.020

      Extraordinary Item                  0.000                0.019

                                  -------------         ------------
      Net Income (loss)                 (0.184)                0.039
                                  -------------         ------------
                                  -------------         ------------


      Weighted Average
        Number of Shares              2,260,795            1,267,462
                                  -------------         ------------
                                  -------------         ------------

                       PC ETCETERA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                  1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                            ($416,686)     $49,805

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
     NET CASH (USED IN) OPERATING ACTIVITIES:

     Depreciation and Amortization                   169,284      90,993

CHANGES IN OPERATING ASSETS AND LIABILITIES:

(Increase) in Accounts Receivable                  (361,067)   (111,340)
(Increase) Decrease in Prepaid Expenses             (26,420)       8,950
(Increase) Decrease in Security Deposits               (553)       2,003
Increase (Decrease) in Accounts Payable            (150,034)       6,723
Increase in Payroll Taxes Payable                     53,116      29,825
Increase (Decrease) in Deferred Revenue               76,024    (97,887)

                                                 -----------------------
    Net Cash (Used in) Operating Activities        (656,336)    (20,928)
                                                 -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Fixed Assets                            (48,777)   (130,389)
                                                 -----------------------
   Net Cash (Used In) Investing Activities          (48,777)   (130,389)
                                                 -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in Loans Payable - Bank                     72,922            0
Principal Repayments Loans Payable - Bank           (22,577)           0
Increase (Decrease) in Loans Payable - Other        (97,948)     195,670
Increase in Loans Payable - Affiliate                   833            0
Repayment of  Capital Equipment Obligations        (104,881)     (34,507)
Issuance of Stock (Net of Expenses Incurred)      1,464,495            0

                                                 -----------------------
     Net Cash Provided by Financing Activities    1,312,844      161,163
                                                 -----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS           607,731        9,846

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       77,777       30,478

                                                 -----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $685,508      $40,324
                                                 -----------------------
                                                 -----------------------



      SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the year for
     Interest (Net of Amount Capitalized)           65,835        53,890
     Income Taxes                                        0        15,884

                         DISCLOSURE OF ACCOUNTING POLICY

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

          Revenues for the three months ended March 31, 1995 of $2,891,259 represented an increase of 13% over revenues of $2,560,546 for the three months ended March 31, 1994. During the year ended December 31, 1993, the Company broadened and augmented its personal computer support alternatives by introducing two new service/product lines designed to enhance its established instructor led training ("ILT") business. The first, contract consulting, is responsible for providing personal computer personnel, on a temporary basis, to the Company's client base. Consulting revenues were approximately $623,000 for the three months ended March 31, 1995 as compared to approximately $295,000 for the three months ended March 31, 1994, an increase of 111%. In addition, the Company develops and offers computer-based training ("CBT") programs to augment and supplement its live training classes. CBT programs were first introduced to clients during the fourth quarter of 1993 and revenues from such programs grew from approximately $49,000 for the three months ended March 31, 1994 to approximately $449,000 for the three months ended March 31, 1995. As discussed below, the Company purchased substantially all of the assets of the ACE Division ("ACE") of Elron Electronic Industries, Ltd. effective July 1, 1994 and formed PC Etcetera Israel Ltd. ("PC Israel"). The new Israeli operations generated revenues of approximately $267,000 (which is included in the $449,000 above).


          During the three months ended March 31, 1995, the Company experienced an 18% decrease in ILT revenues as compared to the three months ended March 31,
1994.   On a regional basis, revenues  (exclusive of those from the new service/product lines) from New York/East Coast operations decreased by 28%, Canadian operations increased by 22% and San Francisco, California operations decreased by 14%. Management attributes the decreased ILT revenue to the fact that software vendors did not release many new versions of existing software or any new operating systems during the three months ended March 31, 1995 nor the year ended December 31, 1994. A new operating system entitled Windows 95 was originally scheduled for release during the first quarter of 1994. The release date has been continually deferred and is currently scheduled for the third quarter of 1995. Many of the Company's clients have delayed any software conversions and training projects, awaiting the release of Windows 95. The decreased revenues in the United States were offset by the large increases in Canadian revenues. These were due primarily to several software application conversion or upgrade projects within existing clients. Increased competition in both New York and San Francisco was also a factor in the decreased revenues for such regions.


          The Company's cost of revenues for the three months ended March 31, 1995 was 53% of revenues as compared to 44% of revenues for the three months ended March 31, 1994. The Company's new service/product lines do not follow the same trends in cost of revenues as the ILT business. For example, cost of revenues for contract consulting was 68% of revenues. Such higher percentage reflects the greater compensation paid to consultants based upon their higher skill level; however, all other variable costs associated with classroom training do not pertain to consulting.


          Selling, general and administrative expenses for the three months ended March 31, 1995 of $1,544,697 were approximately 15% higher than the selling, general and administrative expenses of $ 1,341,425 experienced for the three months ended March 31, 1994. Included in the 1995 amount are $215,000 in expenses incurred in connection with the new CBT product line both in Israel and North America. Excluding the new CBT product line, selling, general and administrative expenses decreased by approximately $12,000. Notwithstanding increased depreciation and amortization of additional computer equipment, leasehold improvements, goodwill, software and patents, management was able to
contain selling, general and administrative expenses.   The amortization expense
of the Company's intangible assets (i.e., goodwill and patented software) which, represented more than 45% of the Company's assets and more than 72% of the Company's stockholders' equity as of March 31, 1995, will adversely affect the Company's results of operations. The Company also experienced increased expenses and professional fees during the 1995 period in connection with the financing discussed below under "Liquidity and Capital Resources".


          Effective July 1, 1994, the Company purchased substantially all of the assets of ACE which was engaged in the design, development and production of CBT courseware and interactive multimedia training. Such functions are currently being performed by PC Israel. The research and development expenses of $207,193 for the three months ended March 31, 1995 reflect the costs associated with the maintenance, design and enhancements of the CBT design technology.


          The Company had a net loss of $416,686 for the three months ended March 31, 1995 as compared to a net income of $49,805 for the three months ended March 31, 1994. Such result is attributable primarily to the Company's CBT research and development, the increased selling, general and administrative expenses and the decreased ILT revenues. Management believes that decreasing ILT revenues will continue throughout the remainder of 1995 until training in Windows 95 commences to any material degree. In addition, continued research and development expenses are expected to have a material impact on results of operations.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital increased to $284,665 at March 31, 1995 as compared to a working capital deficiency of $828,562 at December 31, 1994. The increase in working capital was due primarily to the sale of preferred stock as described below.

          The Company is a party to a financing agreement pursuant to which it finances its trade receivables. The agreement is scheduled to expire on April 30, 1996. The balance outstanding under the agreement, which is limited to 80% of eligible receivables, is reported as a current liability under "Loans Payable -Others".

          During 1994, the Company made a substantial investment in state-of-the-art computer equipment. These purchases were funded through operating profits for the previous year, equipment leases provided by the equipment manufacturer and bank loans. The bank loans are repayable over three years and are secured by all assets of the Company.

          The Company used $656,336 in operating activities during the three months ended March 31, 1995 primarily due to its net loss of $416,686, as well as increased accounts receivable of $361,067 and decreased accounts payable of $150,034, during such period. During the three months ended March 31, 1995, the Company's financing activities provided cash in the amount of $1,312,844 primarily due to the sale of Preferred Stock and the receipt of net proceeds of $1,464,495 in connection therewith.

          Effective March 15, 1995, the Company entered into a Stock Purchase Agreement with certain investors pursuant to which, among other things, the Company issued an aggregate of 1,000,000 shares of Series B Preferred Stock for an aggregate purchase price of $1,500,000. The Company has agreed to use the proceeds for research and development, CBT promotion and working capital purposes.

          Effective with the Company's April 19, 1995 one-for-five reverse split of its shares of Common Stock, the Series B Preferred Stock mandatorily converted into an aggregate of 1,000,000 post- reverse split shares of Common Stock of the Company.


          Simultaneously with the issuance of the Series B Preferred Stock, the purchasers thereof were issued four-year warrants for the purchase of an aggregate of 500,000 shares of Common Stock at an exercise price of $2.75 per share (giving effect to the reverse split). No accounting entry was made to reflect the issuance of the warrants.

          The Company is presently exploring all possible opportunities in order to fund the current losses including expanding its marketing efforts, implementing an aggressive cost reduction plan and negotiating with vendors. Management believes that decreasing ILT revenues will continue throughout the remainder of 1995 until training in Windows 95 commences to any material degree. In addition, continued research and development expenses are expected to have a material impact on liquidity.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PC Etcetera, Inc.


October  23 , 1995                 By: /s/ Terry Steinberg
                                   -----------------------
                                   Terry I. Steinberg
                                   President (Principal
                                   Executive and Financial
                                   Officer)