Form 10QSB
period 1995-09-30
PC ETCETERA INC
filed 1995-11-13
CIK 827053

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark one)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  September 30, 1995
-------------------------------------------------------------------------------

(   )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

   For the Transition period from                     to
                                  -------------------    ----------------------

Commission file number               0-17419
                       --------------------------------------------------------

                                PC ETCETERA, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                          13-3260705
-------------------------------------------------------------------------------
 (State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                         Identification No).


     462 Seventh Avenue, New York, NY                         10018
-------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number    (212) 736-5870
                          -----------------------------------------------------


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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,927,462 shares of common stock as of November 1, 1995

                       PC ETCETERA, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

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

The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results of operations for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1994 and the notes thereto.

                       PC ETCETERA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

ASSETS:

CURRENT ASSETS:

Cash and Cash Equivalents                                 $55,740
Accounts Receivable                                     1,652,183
Prepaid Expenses                                          216,765
                                                      -----------
     TOTAL CURRENT ASSETS                               1,924,688
                                                      -----------
PROPERTY AND EQUIPMENT:

Property and Equipment                                  1,611,395
Leasehold Improvement                                     242,534
                                                      -----------
                                                        1,853,929
Less:  Accumulated Depreciation and Amortization        (954,077)
                                                      -----------
     TOTAL PROPERTY AND EQUIPMENT                         899,852
                                                      -----------
OTHER ASSETS:

Security Deposits                                          80,532
Software and Related Patents (Net)                      2,586,246
Goodwill (Net)                                            326,667
Other Assets (Net)                                         20,000
                                                      -----------
     TOTAL OTHER ASSETS                                 3,013,445
                                                      -----------
          TOTAL ASSETS                                 $5,837,985
                                                      -----------
                                                      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

Accounts Payable and Accrued Expenses                  $1,707,976
Payroll Taxes Payable                                      80,699
Deferred Revenue                                          198,869
Loans Payable - Others - Current Portion                  477,109
Loans Payable - Affiliate - Current Portion                36,540
Loans Payable - Bank - Current Portion                     76,260
Capital Equipment Obligations - Current Portion           195,319
                                                      -----------
     TOTAL CURRENT LIABILITIES                          2,772,772
                                                      -----------
OTHER LIABILITIES:

Loans Payable - Bank                                       63,451
Capital Equipment Obligations                               8,601
                                                      -----------
     TOTAL LIABILITIES                                  2,844,824
                                                      -----------
STOCKHOLDERS' EQUITY:

Common Stock                                               29,275
Preferred Stock                                             1,000
Additional Paid in Capital                              6,689,803
Accumulated Deficit                                    (3,726,917)
                                                      -----------
     TOTAL STOCKHOLDERS' EQUITY                         2,993,161
                                                      -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $5,837,985
                                                      -----------
                                                      -----------

                          PC ETCETERA, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    SEPTEMBER 30,
                                      (UNAUDITED)


                                                  NINE MONTHS ENDED                    THREE MONTHS ENDED

                                                1995               1994              1995              1994

Revenues                                  $8,427,704         $8,166,221        $2,627,440        $2,719,172

Cost of Revenues                           4,737,283          3,627,255         1,664,563         1,199,057
                                        ---------------------------------    --------------------------------
Gross Profit                               3,690,421          4,538,966           962,877         1,520,115
                                        ---------------------------------    --------------------------------

Selling, General and Administrative        4,643,072          4,492,223         1,386,732         1,723,081
Research and Development                     577,707            276,165           176,125           276,165
                                        ---------------------------------    --------------------------------
Operating (loss)                          (1,530,358)          (229,422)         (599,980)         (479,131)
                                        ---------------------------------    --------------------------------
Interest (Expense) (net)                     (75,631)           (89,987)          (27,155)          (37,202)
                                        ---------------------------------    --------------------------------
Net (loss) Before Provision for Income
Taxes                                     (1,605,989)          (319,409)         (627,135)         (516,333)
                                        ---------------------------------    --------------------------------
Provision for Income Taxes                         0                  0                 0           (11,250)
                                        ---------------------------------    --------------------------------
Net (Loss)                               ($1,605,989)         ($319,409)        ($627,135)        ($505,083)
                                        ---------------------------------    --------------------------------
                                        ---------------------------------    --------------------------------
Earnings Per Share:
                                        ---------------------------------    --------------------------------
Net (loss)                                    ($0.59)            ($0.23)           ($0.21)           ($0.30)
                                        ---------------------------------    --------------------------------
                                        ---------------------------------    --------------------------------
Weighted Average Number of Shares          2,705,240          1,414,128         2,927,462         1,707,461
                                        ---------------------------------    --------------------------------
                                        ---------------------------------    --------------------------------


                         PC ETCETERA, INC.  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                          NINE MONTHS ENDED SEPTEMBER 30,
                                     (UNAUDITED)



                                                        1995                 1994

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss)                                         ($1,605,989)          ($319,409)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO
 NET CASH (USED IN) OPERATING ACTIVITIES:

      Depreciation and Amortization                     498,018             297,658

CHANGES IN OPERATING ASSETS AND LIABILITIES:

(Increase) in Accounts Receivable                      (221,273)           (125,076)
(Increase) in Prepaid Expenses                          (81,680)            (20,583)
(Increase) in Deferred Costs                            (83,785)                  0
Decrease in Security Deposits                            13,618                 474
Increase (Decrease) in Accounts Payable                 384,642             (36,021)
Increase (Decrease) in Payroll Taxes Payable             (7,493)             10,440
Increase (Decrease) in Deferred Revenue                  96,141             (68,718)
                                                     ----------------------------------
  NET CASH (USED IN) OPERATING ACTIVITIES            (1,007,801)           (261,235)
                                                     ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Fixed Assets                                (93,494)           (407,793)
                                                     ----------------------------------
 Net Cash (Used in) Investing Activities                (93,494)           (407,793)
                                                     ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in Loans Payable - Bank                                            200,000
(Repayment of) Loans Payable - Bank                     (91,375)            (19,085)
Increase (Decrease) in Loans Payable - Other           (123,192)            201,144
Repayment of Capital Equipment Obligations             (170,670)           (106,074)
Issuance of Stock (Net of Expenses Incurred)          1,464,495             512,000
                                                     ----------------------------------
  Net Cash Provided by Financing Activities           1,079,258             787,985
                                                     ----------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (22,037)            118,957

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           77,777              30,478
                                                     ----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $55,740            $149,435
                                                     ----------------------------------
                                                     ----------------------------------


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for
   Interest                                            $100,789             $89,249
   Income Taxes                                            $800             $17,180


      SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

A capital lease obligation of $67,379 and $122,588, respectively, was incurred when the Company entered into new leases for new equipment during the period ending September 30, 1995 and 1994, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS


          Revenues for the three and nine months ended September 30, 1995 of $2,627,440 and $8,427,704, respectively, represented a decrease of 3% and an increase of 3%, respectively, over revenues of $2,719,172 and $8,166,221, respectively, for the three and nine months ended September 30, 1994. During the past two years, the Company has broadened and augmented its personal computer support alternatives by offering two new service/product lines designed to enhance its established instructor led training ("ILT") business. The first, contract consulting, is responsible for providing personal computer personnel, on a temporary basis, to the Company's client base. Consulting revenues were approximately $883,000 and $2,052,000, respectively, for the three and nine months ended September 30, 1995 as compared to approximately $408,000 and $963,000, respectively for the three and nine months ended September 30, 1994, an increase of 116% and 113%, respectively. In addition, the Company develops and offers computer-based training ("CBT") programs to augment and supplement its live training classes. CBT programs were first introduced to clients during the fourth quarter of 1993 and revenues from such programs grew from approximately $385,000 for the nine months ended September 30, 1994 to approximately $1,089,000 for the nine months ended September 30, 1995. CBT revenues for the three months ended September 30, 1995 remained generally flat at approximately $270,000, as compared to the three months ended September 30,
1994.   In September, 1995, the Company began to ship its CBT products through the retail channel. The Company has recognized no revenues and has deferred direct costs related to such shipments as all product is returnable if not sold through to end-users, and the Company has no historical basis for estimating
such returns.   As discussed below, the Company purchased substantially all of the assets of the ACE Division ("ACE") of Elron Electronic Industries, Ltd. effective July 1, 1994 and formed PC Etcetera Israel Ltd. ("PC Israel"). The new Israeli operations generated revenues of approximately $174,000 and $598,000, respectively (which is included in the $270,000 and $1,089,000, respectively, above).

          During the three and nine months ended September 30, 1995, the Company experienced a 27% and 24%, respectively, decrease in ILT revenues as
compared to the three and nine months ended September 30, 1994.   On a regional
basis, revenues (exclusive of those from the new service/product lines) from New York/East Coast operations decreased by 40% and 38%, respectively, Canadian operations decreased by 5% and increased by 11% , respectively, and San Francisco, California operations increased by 7% and decreased by 11%, respectively. Management attributes the decreased ILT revenue to the fact that software vendors did not release many new versions of existing software or any new operating systems during the nine months ended September 30, 1995 prior to the release of Windows 95 on August 24, 1995. Many of the Company's United States clients have delayed any software conversions and training projects, awaiting the release of Windows 95. Certain clients are also delaying such conversions and projects pending marketplace experience with Windows 95 and while there are indications that the Company's client base intends to convert to Windows 95 very few have done so as yet. Historically, companies wait many months after a product is released before they fully convert to the new system. Increased competition in both New York and San Francisco was also a factor in
the decreased revenues for such regions.   Canadian revenues increased due
primarily to several software application conversion or upgrade projects within existing clients.

          The Company's cost of revenues for the three and nine months ended September 30, 1995 was 63% and 56%, respectively, of revenues as compared to 44% of revenues for the three and nine months ended September 30, 1994. The Company's new service/product lines do not follow the same trends in cost of revenues as the ILT business. For example, cost of revenues for contract consulting was 70% and 69%, respectively, of revenues for the three and nine months ended September 30, 1995, respectively. Such higher percentage reflects the greater compensation paid to consultants based upon their higher skill level; however, all other variable costs associated with classroom training do not pertain to consulting.

          Selling, general and administrative expenses for the three and nine months ended September 30, 1995 of $1,386,732 and $4,643,072, respectively, were approximately 24% lower, and 3% higher, respectively, than the selling, general and administrative expenses of $1,723,081 and 4,492,223, respectively, experienced for the three and nine months ended September 30, 1994. Included in the nine months ended September 30, 1995 amounts is approximately $666,000 in expenses incurred in connection with the new CBT product line both in Israel and North America. Excluding the new CBT product line, selling, general and administrative expenses decreased by approximately 9% for the nine months ended September 30, 1995 as compared to 1994. Management has implemented an aggressive cost reduction plan. As a result, selling, general and administrative for the three months ended September 30, 1995 were approximately $325,000 or 19% lower than selling, general and administrative expenses for the three months ended June 30, 1995. These cost reductions are offset by increased depreciation and amortization of additional computer equipment, leasehold
improvements, goodwill,  and patented software.   The amortization expense of
the Company's intangible assets (i.e., goodwill and patented software), which represent almost 50% of the Company's assets and more than 97% of the Company's stockholders' equity, will adversely affect the Company's results of operations.
  The Company is amortizing the patented software acquired over a 15 year period since such software is a development language which is utilized in the authoring of CBT applications. As such, it is expected to have a considerably longer useful life than application software. The Company also experienced increased expenses and professional fees during the 1995 period in connection with the financing discussed below under "Liquidity and Capital Resources".

          Effective July 1, 1994, the Company purchased substantially all of the assets of ACE which was engaged in the design, development and production of CBT courseware and interactive multimedia training. Such functions are currently being performed by PC Israel. The research and development expenses of $176,125 and $577,707, respectively, for the three and nine months ended September 30, 1995 reflect the costs associated with the maintenance, design and enhancements
of the CBT design technology.   Research and development expenses were reduced
principally by staff reductions.

          The Company had a net loss of $627,135 and $1,605,989, respectively, for the three and nine months ended September 30, 1995 as compared to $505,083 and $319,409 for the three and nine months ended September 30, 1994. The substantial increase in net loss for the nine month period is attributable primarily to the research and development and selling, general and administrative costs associated with the Company's CBT product line (established July 1, 1994), and decreased ILT revenues offset by decreased selling, general and administrative expenses. Management believes that decreasing ILT revenues will continue throughout the remainder of 1995 until training in Windows 95 commences to any material degree. In addition, continued research and development expenses are expected to have a material impact on results of operations.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital deficiency increased to $848,084 at September 30, 1995 as compared to $828,562 at December 31, 1994, primarily due to the net losses offset by the sale of preferred stock as described below.

          The Company is a party to a financing agreement pursuant to which it finances its trade receivables. The agreement is scheduled to expire on April 30, 1996. The balance outstanding under the agreement, which, prior to August 1, 1995, was limited to 80% of eligible receivables, is reported as a current liability under "Loans Payable-Others". Effective August 1, 1995, the loan balance is limited to 75% of eligible receivables.

          The Company used $1,007,801 in operating activities during the nine months ended September 30, 1995, primarily due to its net loss of $1,605,989 during such period. Such loss was offset by decreased accounts receivable of $221,273 and increased accounts payable of $384,642 during such period as well as depreciation and amortization expenses of $498,018. During the period the Company's financing activities provided cash in the amount of $1,079,258 primarily through the sale of stock as discussed below.

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

          The Company is currently seeking additional debt financing, from affiliated parties in order to alleviate cash flow demands. No assurances can be given that any such required financing will be available.

                       PC ETCETERA, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

          Item 1.  LEGAL PROCEEDINGS

                    None

          Item 2.  CHANGES IN SECURITIES

                    None

          Item 3.  DEFAULTS UPON SENIOR SECURITIES

                    None

          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None

          Item 5.  OTHER INFORMATION

                    None

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  EXHIBITS

                         3(a) Certificate of Amendement of Certificate of Incorporation, filed April 18, 1995, with regard to one-for-five reverse split

                    (b)  REPORTS ON FORM 8-K

                         One Current Report on Form 8-K was filed during the quarter ended September 30, 1995 as follows:

                         Date of Event:     August 11, 1995
                         Items Reported:    4 and 7

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PC Etcetera, Inc.


November 8, 1995                        By: /s/ Terry Steinberg
                                        -----------------------
                                        Terry I. Steinberg
                                        President (Principal
                                        Executive and Financial
                                        Officer)