Form 10KSB/A
period 1994-12-31
PC ETCETERA INC
filed 1996-02-14
CIK 827053

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                 FORM 10 - KSB/A

                                 AMENDMENT NO. 2



(Mark One)
     (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended               DECEMBER 31, 1994
                              -----------------------------------------------
     ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from              to
                                   -------------   --------------------------

                 Commission file number             0-17419
                                       --------------------------------------
                                PC Etcetera, Inc.
-----------------------------------------------------------------------------
                 (Name of small business issuer in its charter)
               Delaware                                       13-3260705
------------------------------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S Employer
     incorporation or organization)                      Identification No.)

    462 Seventh Avenue, New York, New York                        10018
------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

Issuer's telephone number                   (212) 736-5870
                         -----------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:

    Title of each class            Name of each exchange on which registered
    -------------------            -----------------------------------------
            none
    ---------------                                           ------------

    ---------------                                           ------------
Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value
------------------------------------------------------------------------------
                                (Title of class)

------------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x     No      .
    -----      -----

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

RECENT DEVELOPMENTS

     ACQUISITION OF ACE AND ADAR


          On August 12, 1994, the Company and its wholly-owned Israeli subsidiary, PC Etcetera Israel Ltd. ("PC Israel"), entered into an Asset Purchase Agreement (the "Elron Agreement") with Elron Electronic Industries Ltd. ("Elron"), Adar International, Inc., ("Adar"), an indirect wholly-owned subsidiary of Elron, and Elron Technologies Inc. ("Technologies"), a wholly-owned subsidiary of Elron, pursuant to which (a) Elron sold to PC Israel, a newly-formed subsidiary of the Company with no prior experience, substantially all of the assets of its ACE Division ("ACE"), subject to certain disclosed liabilities, and (b) Adar sold to the Company substantially all of the assets of Adar, subject to certain disclosed liabilities.


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


MARKETING

          The Company directs its ILT, CBT and CSD marketing efforts to those industries and public sector organizations which devote substantial resources to personal computer technology for employees. In particular, the Company's marketing activities are aimed primarily at companies with operations that are national or international in scope, since these companies also have a greater awareness of the advantages relative to uniform and consistent training programs for their employees and often have a need for computer consulting services. In addition, these companies have generally established centralized decision-making authority regarding employee computer training programs, facilitating ongoing training relationships and scheduling of training programs.

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

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

          Revenues for the fiscal year ended December 31, 1994 of $10,456,704 represented an increase of 14% over revenues of $9,154,564 for the year ended December 31, 1993.


          During the year ended December 31, 1993, the Company broadened and augmented its personal computer support alternatives by introducing two new service/product lines designed to enhance its established ILT business. The first, contract consulting, is responsible for providing personal computer personnel, on a temporary basis, to the Company's client base. Consulting revenues were approximately $1,400,000 for the year ended December 31, 1994 as compared to approximately $616,000 for the year ended December 31, 1993, an increase of 127%. In addition, the Company develops and offers CBT programs to augment and supplement its live training classes. CBT programs were first introduced to clients during the fourth quarter of 1993 and revenues from such programs grew from approximately $64,000 for the year ended December 31, 1993 to approximately $346,000 (exclusive of CBT revenues generated by PC Israel) for the year ended December 31, 1994. As discussed in Item 1 hereof, the Company purchased substantially all of the assets of the ACE Division ("ACE") of Elron Electronic Industries, Ltd. effective July 1, 1994 and formed PC Israel. The new Israeli operations generated revenues of approximately $355,000.


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

          The Company's cost of revenues for the year ended December 31, 1994 was 46% of revenues as compared to 42% of revenues for the year ended December 31, 1993. The Company's new service/product lines do not follow the same trends in cost of revenues as the ILT business. For example, cost of revenues for contract consulting was 70% of revenues. Such higher percentage reflects the greater compensation paid to consultants based upon their higher skill level; however, all other variable costs associated with classroom training do not pertain to consulting.


          Selling, general and administrative expenses for the year ended December 31, 1994 of $6,264,655 were approximately 34% higher than the selling, general and administrative expenses of $ 4,683,002 experienced for the year ended December 31, 1993. Included in the 1994 amount are $293,459 pertaining to PC Israel's operations and approximately $271,000 in expenses incurred in connection with the new CBT product line (including those relating to the formation of a marketing department of three full time employees). Excluding the new CBT product line, selling, general and administrative expenses increased by $1,017,294 or 22%, substantially all of which related to increased depreciation and amortization of additional computer equipment, leasehold improvements, and software. The amortization expense of the Company's intangible assets (software), which represented approximately 36% of the Company's assets and 96% of the Company's stockholders' equity as of December 31, 1994, will adversely affect the Company's results of operations. The Company is amortizing the software acquired over a five year period. The Company also experienced increased travel and related expenses and professional fees during 1994 in connection with the ACE acquisition.

          As discussed in Item 1 hereof, effective July 1, 1994, the Company purchased substantially all of the assets of ACE which was engaged in the design, development and production of CBT courseware and interactive multimedia training. Such functions are currently being performed by PC Israel. The research and development expenses of $541,439 for the fiscal year ended December 31, 1994 reflect the costs associated with the maintenance, design and enhancements of the CBT design technology.



          The Company had a net loss of $1,318,538 for the year ended December 31, 1994 as compared to a net income of $557,275 for the year ended December 31, 1993. Such result is attributable primarily to the Company's CBT research and development, the increased selling, general and administrative expenses (including software amortization expenses) and the flat ILT revenues. Management believes that decreasing ILT revenues will continue throughout the remainder of 1995 until training in Windows 95 commences to any material degree. In addition, continued research and development expenses are expected to have a material impact on results of operations.



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


          The Company used $326,431 in operating activities during 1994, primarily due to its net loss of $1,318,538 during such year. Such loss was offset by decreased accounts receivable of $228,932 and increased accounts payable of $255,266 during such year as well as depreciation and amortization expenses of $510,458. During 1994, the Company's financing activities provided cash in the amount of $768,468 primarily through the sale of Preferred Stock ($512,000) and increased loans payable - bank ($269,251) and others ($199,250).


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


Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.
               (a)  EXHIBITS
               EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
               --------------      ----------------------

                         3(a) Certificates of Designation with regard to
                              Series A Preferred Stock and Series B Preferred Stock
                          (b) Certificate of Incorporation, as amended. (1)
                          (c) By-laws.(2)
                          (d) Agreement of Merger dated December 29, 1987
                              between the Company and PC Executive Center,
                              Inc.(2)
                          9 Voting Trust Agreement dated December 29, 1987 between Gilbert Steinberg, Terry I. Steinberg and Joseph Sabrin, individually, and Gilbert Steinberg and Terry I. Steinberg as co-Trustees.(2)
                        10(a) Lease for premises situated at 462 Seventh Avenue,
                              4th Floor New York, New York.(3)
                          (b) Lease for premises situated at 462 Seventh Avenue,
                              18th Floor,  New York, New York(4)
                          (c) Lease for premises situated at 19 Fulton Street,
                              New York, New York.(2)
                          (d) Lease for premises situated at 120 Wood Avenue
                              South, Iselin, New Jersey.(2)
                          (e) Lease for premises situated at 80 Bloor Street,
                              Toronto, Canada.(2)
                          (f) Amended and Restated 1987 Stock Option Plan.(5)
                          (g) Lease for premises situated at 341 Madison
                              Avenue, New York, New York.
                          (h) Agreement dated as of May 30, 1989 among Terry I.
                              Steinberg, Joseph Sabrin and the Company, as amended.(4)
                          (i) Lease for premises situated at City Centre Tower,
                              North York, Ontario, Canada.(6)
                          (j) Lease for premises situated at 690 Market Street,
                              San Francisco, California.(6)
                          (k) Financing Agreement - Receivables dated November
                              20, 1990 between the Company and Rosenthal &
                              Rosenthal, Inc. (6)
                          (l) Asset Purchase Agreement dated as of August 12,
                              1994 among the Company, PC Etcetera Israel Ltd., Elron Electronic Industries Ltd., Adar International, Inc. and Elron Technologies Inc.(7)
                          (m) Stockholders' Agreement dated as of August 12,
                              1994 among the Company, Elron Electronic
                              Industries Ltd., Adar International, Inc, Elron Technologies Inc., Terry I. Steinberg, Joseph Sabrin and Gilbert H. Steinberg.(7)
                          (n) Stock Purchase Agreement dated as of March 15,
                              1995 among the Company, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Gibraltar Trust, Justy Ltd., Yozma Venture Capital Ltd., SVE STAR Ventures Enterprises No. II GbR, SVE STAR Ventures Enterprises No. III GbR and SVE STAR Ventures Enterprises No. IIIA GbR (collectively, the "Series B Purchasers").

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



          (b)  REPORTS ON FORM 8-K

     One report on Form 8-K was filed by the Company during the three month
period ended December 31,     1994 as follows:

          Date of Event: December 16, 1994
          Item Reported: 7

--------------
(1)Denotes document filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-17419) and incorporated herein by reference.
(2)Denotes document filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-19521) and incorporated herein by reference.
(3)Denotes document filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17419) and incorporated herein by reference, as amended by document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 (File No. 0-17419) and incorporated herein by reference.
(4)Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 (File No. 0-17419) and incorporated herein by reference.
(5)Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 (File No. 0-17419) and incorporated herein by reference.
(6)Denotes document filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-17419) and incorporated herein by reference.
(7)Denotes document filed as an exhibit to the Company's Current Report on Form 8-K for an event dated August 12, 1994 (File No. 0-17419) and incorporated herein by reference.

                                NORMAN STUMACHER
                           CERTIFIED PUBLIC ACCOUNTANT

                          585 Stewart Avenue, Suite 760
                           Garden City, New York 11530

Board of Directors
PC Etcetera, Inc.
462 Seventh Avenue
New York, NY 10123

                          INDEPENDENT AUDITOR'S REPORT


I have audited the consolidated balance sheet of PC Etcetera, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of income and retained earnings and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial statements of PC Etcetera Israel Ltd., a wholly-owned subsidiary for the period July 1, 1994 (inception) through December 31, 1994 , which statements reflect total assets and revenues constituting 8 percent and 4 percent, respectively, of the related consolidated totals as of December 31, 1994 and for the year then ended, respectively. These statements were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to the amounts included for PC Etcetera Israel Ltd., is based solely on the report of the other auditors.


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



In my opinion, based on my audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PC Etcetera, Inc. as of December 31, 1994, and the results of its operations and its cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.


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

                              /s/ Luboshitz, Kasierer & Co
                              Certified Public Accountants (Israel)

Tel-Aviv, Israel
February 28, 1995

                       PC ETCETERA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1994


 ASSETS

 CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                                                                                                  $77,777
 ACCOUNTS  RECEIVABLE (NOTE 1)                                                                                            1,430,910
 PREPAID EXPENSES                                                                                                            51,300
                                                                                                                   ----------------
 TOTAL CURRENT ASSETS                                                                                                     1,559,987
                                                                                                                   ----------------
 PROPERTY AND EQUIPMENT: (NOTE 2)
 PROPERTY AND EQUIPMENT                                                                                                   1,476,811
 LEASEHOLD IMPROVEMENTS                                                                                                     216,245
                                                                                                                   ----------------
                                                                                                                          1,693,056
 LESS: ACCUMULATED DEPRECIATION
 AND AMORTIZATION                                                                                                          (623,979)
                                                                                                                   ----------------
 TOTAL PROPERTY AND EQUIPMENT                                                                                             1,069,077
                                                                                                                   ----------------
 OTHER ASSETS:
 SECURITY DEPOSITS                                                                                                           94,150
 OTHER ASSETS (NET) (NOTE 3)                                                                                                 32,000
 SOFTWARE  (NET OF AMORTIZATION OF $165,896)(NOTE 12)                                                                     1,545,557
                                                                                                                   ----------------
 TOTAL OTHER ASSETS                                                                                                       1,671,707
                                                                                                                   ----------------
 TOTAL ASSETS                                                                                                            $4,300,771
                                                                                                                   ----------------
                                                                                                                   ----------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                                                   $1,323,334
 PAYROLL TAXES PAYABLE                                                                                                       88,192
 LOANS PAYABLE - OTHERS  (NOTE 4)                                                                                           600,175
 LOANS PAYABLE - AFFILIATE (NOTE 4)                                                                                          36,666
 LOANS PAYABLE - BANK  (NOTE 4)                                                                                             107,794
 CAPITAL EQUIPMENT OBLIGATIONS                                                                                              129,660
 DEFERRED REVENUE (NOTE 7)                                                                                                  102,728
                                                                                                                   ----------------
 TOTAL CURRENT LIABILITIES                                                                                                2,388,549
                                                                                                                   ----------------

 OTHER LIABILITIES:
 LOANS PAYABLE - BANK (NOTE 4)                                                                                              123,292
 CAPITAL EQUIPMENT OBLIGATIONS                                                                                              177,551
                                                                                                                   ----------------

 TOTAL LIABILITIES                                                                                                        2,689,392
                                                                                                                   ----------------

 STOCKHOLDERS' EQUITY:
 COMMON STOCK,
 $.01 PAR VALUE, 15,000,000
 SHARES AUTHORIZED,
 9,637,308 ISSUED AND
 OUTSTANDING (NOTE 5)                                                                                                        96,374
 PREFERRED STOCK,
 $.001 PAR VALUE, 5,000,000
 SHARES AUTHORIZED, 1,000,000 SERIES A
 ISSUED AND OUTSTANDING                                                                                                       1,000
 ADDITIONAL PAID IN CAPITAL                                                                                               3,754,689
 ACCUMULATED DEFICIT                                                                                                     (2,240,684)
                                                                                                                   ----------------
 TOTAL STOCKHOLDERS' EQUITY                                                                                               1,611,379
                                                                                                                   ----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                              $4,300,771
                                                                                                                   ----------------
                                                                                                                   ----------------


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THESE FINANCIAL STATEMENTS

                       PC ETCETERA, INC.  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                              1994                1993
                                              ----                ----
REVENUES                               $10,456,704          $9,154,564
COST OF REVENUES                         4,847,301           3,803,622
                                         ---------           ---------
GROSS PROFIT                             5,609,403           5,350,942

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES             6,264,655           4,683,002
RESEARCH AND DEVELOPMENT (NOTE 11)         541,439                   0
                                         ---------           ---------
OPERATING INCOME (LOSS)                 (1,196,691)            667,940

INTEREST EXPENSE, NET OF INTEREST INCOME  (121,847)           (110,665)
                                         ---------           ---------

NET INCOME  (LOSS)                     ($1,318,538)           $557,275
                                        ----------            --------
                                        ----------            --------

EARNINGS PER SHARE:
NET INCOME (LOSS)                           ($0.17)              $0.09
                                        ----------            --------
                                        ----------            --------

WEIGHTED AVERAGE NUMBER
 OF SHARES:                              7,767,308           6,245,641
                                        ----------            --------
                                        ----------            --------


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THESE FINANCIAL STATEMENTS

                       PC ETCETERA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                DECEMBER 31, 1994



                                                                                      ADDITIONAL
                                      COMMON      STOCK      PREFERRED     STOCK       PAID IN
                                       STOCK     AMOUNT        STOCK      AMOUNT       CAPITAL         DEFICIT       TOTAL
                                       -----     ------        -----      ------       -------         -------       -----
BALANCE, DECEMBER 31, 1992         6,237,308     $62,374          0      $    0       $1,352,709   ($1,479,421)    ($64,338)

INCOME FOR THE YEAR ENDED
DECEMBER 31, 1993                                                                                      557,275      557,275

ISSUANCE OF STOCK                    100,000       1,000                                  21,500                     22,500
                                    --------     -------     ------     ------       -----------    ----------    ---------
BALANCE,  DECEMBER 31, 1993         6,337,308     63,374          0          0         1,374,209      (922,146)     515,437

LOSS FOR THE YEAR ENDED
DECEMBER 31, 1994                                                                                   (1,318,538)  (1,318,538)

ISSUANCE OF STOCK AND
WARRANTS                           3,300,000      33,000    488,000         488        1,868,992                  1,902,480

 EXERCISE OF WARRANTS                                       512,000         512          511,488                    512,000
                                   ---------     -------   --------      ------       ----------    ----------    ---------

BALANCE,  DECEMBER 31, 1994        9,637,308     $96,374  1,000,000      $1,000       $3,754,689   ($2,240,684)  $1,611,379
                                   ---------     -------   --------      ------       ----------    ----------    ---------
                                   ---------     -------   --------      ------       ----------    ----------    ---------





                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                       PC ETCETERA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                       1994           1993
                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS)                                              $(1,318,538)      $557,275

 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
 CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                     510,458        221,239

 CHANGES IN OPERATING ASSETS AND LIABILITIES:

 (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                         228,932       (550,498)
 DECREASE IN PREPAID EXPENSES                                        19,222         22,157
 (INCREASE) DECREASE IN SECURITY DEPOSITS                             4,583        (26,270)
 (INCREASE) IN OTHER ASSETS                                               0        (48,000)
 INCREASE IN ACCOUNTS PAYABLE                                       255,266        121,575
 INCREASE (DECREASE) IN PAYROLL TAXES PAYABLE                        26,086        (52,668)
 INCREASE (DECREASE) IN DEFERRED REVENUE                            (52,440)        37,117
                                                                 ----------      ---------
   NET CASH  PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                                   (326,431)       281,927
                                                                 ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 PURCHASE OF FIXED ASSETS                                          (394,738)      (190,289)
                                                                 ----------      ---------
 NET CASH (USED IN) INVESTING ACTIVITIES                           (394,738)      (190,289)
                                                                 ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 INCREASE IN LOANS PAYABLE - BANK                                   269,251              0
 PRINCIPAL REPAYMENT LOANS PAYABLE - BANK                           (38,165)             0
 INCREASE  IN LOANS PAYABLE - OTHER                                 199,250         41,265
 REPAYMENT OF CAPITAL EQUIPMENT OBLIGATIONS                        (173,868)      (171,280)
 ISSUANCE OF  STOCK                                                 512,000         22,500
                                                                 ----------      ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               768,468       (107,515)
                                                                 ----------      ---------

NET  INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                    47,299        (15,877)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       30,478         46,355
                                                                 ----------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $77,777        $30,478
                                                                 ----------      ---------
                                                                 ----------      ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
    Interest (net of amount capitalized)                           $123,499       $111,409
    Income taxes                                                    $25,790        $18,568


      SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Capital lease obligations of $213, 214 and $439,145, respectively, were incurred when the Company entered into new leases for new equipment during the years ended December 31, 1994 and 1993, respectively.


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THESE FINANCIAL STATEMENTS
                                             19

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


ACCOUNTS RECEIVABLE
     Invoices are issued to customers upon completion of training or consulting period or delivery of CBT program, or at month end with prior arrangement with client. It is Company policy to reserve for uncollectible accounts; however, an allowance for doubtful accounts has not been established because historically bad debts have been negligible and none is required at this time. The Company's customers are mainly large firms and no one customer accounts for more than ten percent of total gross revenue.


PROPERTY AND EQUIPMENT
     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the period of the lease.


INCOME TAXES
     The Company has historically had significant net operating loss carryforwards. The Company recognizes deferred tax valuation allowances in an amount sufficient to eliminate deferred tax assets as the Company has been in a cumulative loss position. The net operating losses of $2,010,468 will be carried forward - $691,930 will expire in 2007 and the balance of $1,318,538 will expire in 2008. See Note 15.


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


NOTE 2 - PROPERTY AND EQUIPMENT

     Major classifications of property and equipment and their respective lives are summarized below:

                    December 31, 1994        Depreciable lives:
                    -----------------        ------------------

Furniture and Fixtures       $281,788               5-8 years
Office Equipment               49,864               3-5 years
Computer Equipment          1,045,974               3-5 years
Leasehold Improvements        216,245           Term of lease
Automobiles                    99,185                3  years
                               ------
                            1,693,056
Accumulated Depreciation     (623,979)
                            ---------
Net Property and
Equipment                  $1,069,077
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

NOTE 8 - ACQUISITION


     Effective July 1, 1994, the Company purchased substantially all of the assets of the Ace Division of Elron. The acquisition was accounted for under the purchase method of accounting. The division was engaged in the design, development and production of CBT courseware and interactive multimedia training. All of the functions are currently being performed by the Company's
wholly-owned subsidiary, PC Etcetera Israel Ltd. ("PC Israel").    In connection
with the purchase, the Company issued 3,300,000 shares of common stock valued at the fair market value at date of acquisition of $0.42 per share, 488,000 shares of preferred stock valued at the fair market value of $1 per share and 712,000 warrants valued at the fair market value at date of acquisition of $.04 each. The fair values of PC Israel's assets as of July 1, 1994 were as follows:



     Computer Equipment            $45,000
     Automobiles                    15,000
     Accounts Receivable           359,039
     Software                    1,717,286



The Software is being amortized over a five year period. (See Note 12)


The results of operations of the acquired company are included in the Statement of Operations for the period July 1, 1994 through December 31, 1994. Pro forma results of operations, as if the acquisition had occurred at the beginning of the year are as follows:


                                         1994               1993
REVENUES                             $10,804,534         9,967,595
LOSS BEFORE EXTRAORDINARY ITEMS      ($1,770,226)        ($585,450)
NET LOSS                             ($1,770,226)        ($585,450)
NET LOSS PER SHARE                   ($0.17)             ($0.07)


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


NOTE 12 - SOFTWARE

     The total amount of software costs amortized for the years ended December 31, 1994 and December 31, 1993 was $165,896 and $0, respectively. It is the Company's policy to project future gross revenues and costs related to the software costs and to write off any amount in excess of the net realizable value. Software did not require an adjustment to net realizable value for the year ended December 31, 1994. The Company does not anticipate that there will be any impact from the adoption of SFAS 121 relating to the Accounting for the Impairment of Long-Lived Assets.

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


     As discussed in Note 16 - Subsequent Events, the Company entered into a Stock Purchase Agreement effective March 15, 1995 pursuant to which, among other matters, 1,000,000 shares of Series B Preferred Stock were issued. The Series B Preferred Stock is subject to redemption at the option of the holders in the event a conversion into Common Stock does not occur by April 30, 1995. Simultaneously with the issuance of the Series B Preferred Stock, the purchasers thereof were issued four-year warrants for the purchase of an aggregate of 2,500,000 shares of Common Stock exercisable at a price of $.55 per share, subject to antidilution adjustments. In the event the one-for-five reverse split is approved, based upon the antidilution provisions of the Series B Preferred Stock and the warrants, the Series B Preferred Stock purchasers will receive an aggregate of 1,000,000 shares of Common Stock of the Company and will be entitled to purchase an aggregate of 500,000 shares of Common Stock at a price of $2.75 per share.



     Pursuant to the Series B Preferred Stock Agreement described in Note 16, the Company has also undertaken to file a registration statement with the SEC by June 30, 1995 covering the resale of the 7,500,000 shares of Common Stock (1,500,000) shares post-reverse split) issuable to the Series B purchasers upon conversion of the Series B Preferred Stock and upon exercise of the Warrants described therein. Pursuant to the Series B Preferred Stock Agreement, in the event the registration statement is not filed by the Company with the SEC by June 30, 1995 or is not declared effective by the SEC by December 31, 1995, the Company shall be obligated to issue to the Series B Purchasers an aggregate of 1,000,000 additional shares of Common Stock (200,000 post-reverse split) and additional warrants for the purchase of an aggregate of 500,000 shares of Common Stock (100,000 post-reverse split).



NOTE 14 -  FOREIGN REVENUE


RESULTS OF FOREIGN OPERATIONS
                                                    FOR THE YEAR ENDED
                                                %                 %                  %
                                     US        OF      CANADA     OF      ISRAEL     OF
                                             TOTAL              TOTAL               TOTAL
                              -------------------------------------------------------------
REVENUE FROM UNRELATED THIRD     $7,963,050  76.15%   $2,138,998  20.46%    $354,656     3.39%
PARTIES
INTERCOMPANY REVENUE                      0                   0            103,548
                                -----------         -----------        -----------
TOTAL REVENUE                    $7,963,050  78.03%   $2,138,998  20.96%    $458,204     1.01%
                                -----------         -----------        -----------
                                -----------         -----------        -----------
NET INCOME (LOSS)                 ($800,840) 60.74%       $5,584  (0.43%) ($523,282)   39.69%
                                -----------         -----------        -----------
                                -----------         -----------        -----------

IDENTIFIABLE ASSETS              $3,359,790            $466,737           $474,244
                                -----------         -----------        -----------
                                -----------         -----------        -----------


                                                                     FOR THE YEAR ENDED 12/31/93
                                                          %                        %                          %
                                        US              OF         CANADA          OF       ISRAEL            OF
                                                        TOTAL                     TOTAL                     TOTAL
                                     ----------------------------------------------------------------------------
REVENUE FROM UNRELATED THIRD PARTIES    $7,451,367     81.40%    $1,703,198      18.60%            $0       0.00%
INTERCOMPANY REVENUE                             0                        0                         0
TOTAL REVENUE                            7,451,367     81.40%     1,703,198      18.60%             0       0.00%
                                     -------------             ------------                ----------
NET INCOME                                $533,299     95.70%       $23,976       4.30%            $0       0.00%
                                     -------------             ------------                ----------
                                     -------------             ------------                ----------

IDENTIFIABLE ASSETS                     $1,861,375                 $341,016                        $0
                                     -------------             ------------                ----------
                                     -------------             ------------                ----------



NOTE 15 - INCOME TAXES


                                          DECEMBER 31,                 DECEMBER 31,
                                                 1994                         1993
                                        ------------------------------------------
 Gross amount of deferred tax asset          $235,256                     $683,559
 Valuation allowance                          235,256                      683,559
                                        ------------------------------------------

 Net deferred tax asset                            $0                           $0
                                        ------------------------------------------
                                        ------------------------------------------


During the year ended December 31, 1993, the Company incurred current income tax expense of $222,910. This entire amount was offset by utilization of net operating loss carryforwards. There was no deferred income tax expense for the fiscal year ended December 31, 1993. Due to the net operating loss of $1,318,538 for the year ended December 31, 1994, the Company did not incur any
income tax expense for such year.   The Company adopted FAS109 on January 1,
1994 and applied it retroactively. There was no impact from the adoption of FAS109.



NOTE  16 - SUBSEQUENT EVENTS

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

                                   PC ETCETERA, INC.


February 12, 1996                  By:  /s/ Terry I. Steinberg
                                        ----------------------
                                        Terry I. Steinberg,
                                        President

                                             Exhibit 23 (a)






               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

I consent to the incoporation by reference in Registration Statement Nos. 33-30345 and 33-60574 on Form S-8 of my report on the consolidated financial statements included in the Annual Report on Form 10-KSB as amended of PC Etcetera, Inc. for the year ended December 31, 1994.


                                   /s/ Norman Stumacher

                                   NORMAN STUMACHER
                                   Certified Public Accountant

Garden City, New York
February 12, 1996

                                             Exhibit 23 (b)






                                   LUBOSHITZ,
                                  KASIERER & CO

                CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS (ISRAEL)


We consent to the incorporation by reference in Registration Statement No. 33-30345 and 33-60574 on Form S-8 of PC Etcetera, Inc. of our report dated February 28, 1995, on the financial statements of PC Etcetera Israel Ltd., included in the Annual Report on Form 10-KSB of PC Etcetera, Inc. for the year ended December 31, 1994, as amended.

/s/Luboshitz, Kasierer & Co.

LUBOSHITZ, KASIERER & CO
Certified Public Accountants (Israel)



Tel Aviv, Israel
February 12, 1995