Form 10QSB/A
period 1995-03-31
PC ETCETERA INC
filed 1996-02-14
CIK 827053

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 2




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

                                PC ETCETERA, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                   13-3260705
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No).


   462 Seventh Avenue, New York, NY                   10018
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number        (212) 736-5870
                         -------------------------------------------------------

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

                       PC ETCETERA, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1995
                                   (UNAUDITED)




ASSETS:

CURRENT ASSETS:
---------------
Cash and Cash Equivalents                                          $685,508
Accounts Receivable                                               1,791,977
Prepaid Expenses                                                     77,720

                                                              --------------
    TOTAL CURRENT ASSETS                                          2,555,205
                                                              --------------


PROPERTY AND EQUIPMENT:
-----------------------

Property and Equipment                                            1,522,263
Leasehold Improvements                                              219,570
                                                              --------------
                                                                  1,741,833
Less:  Accumulated Depreciation and
       Amortization                                                (737,289)
                                                              --------------

    TOTAL PROPERTY AND EQUIPMENT                                  1,004,544

                                                              --------------
OTHER ASSETS:
-------------

Security Deposits                                                    94,703
Software (Net)                                                    1,459,693
Other Assets (Net)                                                   28,000

                                                              --------------
    TOTAL OTHER ASSETS                                            1,582,396
                                                              --------------

                                                              --------------
      TOTAL ASSETS                                               $5,142,145
                                                              --------------
                                                              --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
--------------------

Accounts Payable and Accrued Expenses                            $1,177,466
Payroll Taxes Payable                                               141,308
Deferred Revenue                                                    178,752
Loans Payable - Others    - Current Portion                         502,227
Loans Payable - Affiliate - Current Portion                          33,333
Loans Payable - Bank      - Current Portion                         107,794
Capital Equipment Obligations                                       129,660
                                                              --------------
    TOTAL CURRENT LIABILITIES                                     2,270,540
                                                              --------------

OTHER LIABILITIES:
------------------

Loans Payable - Bank                                                173,637
Capital Equipment Obligations                                        72,670
                                                              --------------
    Total Liabilities                                             2,516,847
                                                              --------------

STOCKHOLDERS' EQUITY:
---------------------

Common Stock                                                         19,275
Preferred Stock                                                       2,000
Additional Paid in Capital                                        5,295,283
Accumulated Deficit                                              (2,691,260)

                                                              --------------
    TOTAL STOCKHOLDERS' EQUITY                                    2,625,298
                                                              --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $5,142,145
                                                              --------------
                                                              --------------


                       PC ETCETERA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                1995                 1994
Revenues                                     $2,891,259          $2,560,546

Cost of Revenues                              1,524,757           1,136,683

                                          --------------      --------------
Gross Profit                                  1,366,502           1,423,863

Selling, General and Administrative
   Expenses                                   1,578,549           1,341,425
Research and Development                        207,193                   0

                                          --------------      --------------
Operating Income (loss)                        (419,240)             82,438

Interest (Expense) (net)                        (31,298)            (21,383)
                                          --------------      --------------

Net Income (loss) Before Provision
  for Income Taxes                             (450,538)             61,055

Provision for Income Taxes                            0              11,250
                                          --------------      --------------

Net Income                                    $(450,538)            $49,805
                                          --------------      --------------
                                          --------------      --------------

Earnings Per Share:

Net Income (loss)                                $(0.20)              $0.04
                                          --------------      --------------
                                          --------------      --------------

Weighted Average Number of Shares             2,260,795           1,267,462
                                          --------------      --------------
                                          --------------      --------------


                       PC ETCETERA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)




                                                           1995                 1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                     ($450,538)            $49,805

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH (USED IN) OPERATING ACTIVITIES:

Depreciation and Amortization                             203,136              90,993

CHANGES IN OPERATING ASSETS AND LIABILITIES:

(Increase) in Accounts Receivable                        (361,067)           (111,340)
(Increase) Decrease in Prepaid Expenses                   (26,420)              8,950
(Increase) Decrease in Security Deposits                     (553)              2,003
Increase (Decrease) in Accounts Payable                  (150,034)              6,723
Increase in Payroll Taxes Payable                          53,116              29,825
Increase (Decrease) in Deferred Revenue                    76,024             (97,887)

                                                   -----------------------------------
  Net Cash (Used in) Operating Activities                (656,336)            (20,928)
                                                   -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Fixed Assets                                  (48,777)           (130,389)
                                                   -----------------------------------
  Net Cash (Used In) Investing Activities                 (48,777)           (130,389)
                                                   -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in Loans Payable - Bank                           72,922                   0
Principal Repayments Loans Payable - Bank                 (22,577)                  0
Increase (Decrease) in Loans Payable - Other              (97,948)            195,670
Increase in Loans Payable - Affiliate                         833                   0
Repayment of  Capital Equipment Obligations              (104,881)            (34,507)
Issuance of Stock (Net of Expenses Incurred)            1,464,495                   0

                                                   -----------------------------------
  Net Cash Provided by Financing Activities             1,312,844             161,163
                                                   -----------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 607,731               9,846

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             77,777              30,478
                                                   -----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $685,508             $40,324
                                                   -----------------------------------
                                                   -----------------------------------


         SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the year for
  Interest (Net of Amount Capitalized)                    $65,835             $53,890
  Income Taxes                                                 $0             $15,884



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


          Selling, general and administrative expenses for the three months ended March 31, 1995 of $1,578,549 were approximately 18% higher than the
selling, general and administrative expenses of     $ 1,341,425  experienced for
the three months ended March 31, 1994. Included in the 1995 amount are $215,000 in expenses incurred in connection with the new CBT product line both in Israel and North America. Excluding the new CBT product line, selling, general and administrative expenses increased by approximately $22,000. Notwithstanding increased depreciation and amortization of additional computer equipment, leasehold improvements and software, management was able to contain selling,
general and administrative expenses.   The amortization expense of the Company's
intangible assets (software), which represented more than 28% of the Company's assets and more than 56% of the Company's stockholders' equity as of March 31, 1995, will adversely affect the Company's results of operations. The Company is amortizing the software over a five year period. The Company also experienced increased expenses and professional fees during the 1995 period in connection with the financing discussed below under "Liquidity and Capital Resources".


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


          The Company had a net loss of $450,538 for the three months ended March 31, 1995 as compared to a net income of $49,805 for the three months ended March 31, 1994. Such result is attributable primarily to the Company's CBT research and development, the increased selling, general and administrative expenses (including software amortization expenses) and the decreased ILT revenues. Management believes that decreasing ILT revenues will continue throughout the remainder of 1995 until training in Windows 95 commences to any material degree. In addition, continued research and development expenses are expected to have a material impact on results of operations.



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


          The Company used $656,336 in operating activities during the three months ended March 31, 1995 primarily due to its net loss of $450,538, as well as increased accounts receivable of $361,067 and decreased accounts payable of $150,034, during such period. During the three months ended March 31, 1995, the Company's financing activities provided cash in the amount of $1,312,844 primarily due to the sale of Preferred Stock and the receipt of net proceeds of $1,464,495 in connection therewith.


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


                                   PC Etcetera, Inc.


February 12 , 1996                 By: /s/ Terry Steinberg
                                   -----------------------
                                   Terry I. Steinberg
                                   President (Principal
                                   Executive and Financial
                                   Officer)