Form 10QSB/A
period 1995-06-30
PC ETCETERA INC
filed 1996-02-14
CIK 827053

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                    FORM 10-QSB
                                  AMENDMENT NO. 1


(Mark one)

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  June 30, 1995
------------------------------------------------------------------------------

( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT

      For the Transition period from______________________to__________________

Commission file number                         0-17419
                      --------------------------------------------------------

                              PC ETCETERA, INC.
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

        Delaware                                              13-3260705
------------------------------------------------------------------------------
 (State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                            Identification No).

  462 Seventh Avenue, New York, NY                               10018
------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number           (212) 736-5870
                          ----------------------------------------------------

------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                     if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No_____

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

                        PC ETCETERA, INC., AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                   JUNE 30, 1995


ASSETS:

CURRENT ASSETS:

Cash and Cash Equivalents                               $  595,694
Accounts Receivable                                      1,616,937
Prepaid Expenses                                           114,433
                                                        ----------
       Total Current Assets                              2,327,064
                                                        ----------

PROPERTY AND EQUIPMENT:

Property and Equipment                                   1,632,252
Leasehold Improvements                                     235,015
                                                        ----------
                                                         1,867,267
Less:  Accumulated Depreciation and Amortization          (851,296)
                                                        ----------
       Total Property and Equipment                      1,015,971
                                                        ----------

OTHER ASSETS:

Security Deposits                                           87,510
Software  (Net)                                          1,373,829
Other Assets (Net)                                          24,000
                                                        ----------
       Total Other Assets                                1,485,339
                                                        ----------
            TOTAL ASSETS                                $4,828,374
                                                        ----------
                                                        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable and Accrued Expenses                   $1,488,300
Payroll Taxes Payable                                       76,153
Deferred Revenue                                           137,628
Loans Payable - Others  - Current Portion                  517,672
Loans Payable - Affiliate - Current Portion                 33,333
Loans Payable - Bank    - Current Portion                  107,794
Capital Equipment Obligations                              195,319
                                                        ----------
       Total Current Liabilities                         2,556,199
                                                        ----------

OTHER LIABILITIES:

Loans Payable - Bank                                       194,621
Capital Equipment Obligations                               48,315
                                                        ----------
       Total Liabilities                                 2,799,135
                                                        ----------

STOCKHOLDERS' EQUITY:

Common Stock                                                29,275
Preferred Stock                                              1,000
Additional Paid in Capital                               5,286,283
Accumulated Deficit                                     (3,287,319)
                                                        ----------
       Total Stockholders' Equity                        2,029,239
                                                        ----------
            Total Liabilities and Stockholders' Equity  $4,828,374
                                                        ----------
                                                        ----------

                        PC ETCETERA, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                      JUNE 30,



                               SIX MONTHS ENDED         THREE MONTHS ENDED
                               1995         1994         1995         1994
Revenues                    $5,800,264   $5,447,049   $2,909,005   $2,886,503
Cost of Revenues             3,072,720    2,634,599    1,547,963    1,497,916
                           -----------   ----------   ----------   ----------
Gross Profit                 2,727,544    2,812,450    1,361,042    1,388,587

Selling, General and
  Administrative Expenses    3,324,044    2,562,741    1,745,945    1,221,316
Research and Development       401,582            0      194,389            0
                           -----------   ----------   ----------   ----------
Operating Income (loss)       (998,082)     249,709     (579,292)     167,271
Interest (Expense) (net)       (48,476)     (52,785)     (17,178)     (31,402)
                           -----------   ----------   ----------   ----------
Net Income (loss)
  Before Provision for
  Income Taxes              (1,046,558)     196,924     (596,020)     135,869
Provision for Income Taxes           0       11,250            0            0
                           -----------   ----------   ----------   ----------
Net Income (Loss)          ($1,046,558)    $185,674    ($596,020)    $135,869
                           -----------   ----------   ----------   ----------
                           -----------   ----------   ----------   ----------
Earnings Per Share:
                           -----------   ----------   ----------   ----------
Net Income (loss)              ($0.417)      $0.146      ($0.216)      $0.107
                           -----------   ----------   ----------   ----------
                           -----------   ----------   ----------   ----------

Weighted Average Number
  of Shares                  2,510,795    1,267,462    2,760,795    1,267,462
                           -----------   ----------   ----------   ----------
                           -----------   ----------   ----------   ----------

                        PC ETCETERA INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JUNE 30


                                                     1995         1994
                                                  ----------   ----------
Cash Flows from Operating Activities:
     Net Income (loss)                           ($1,046,558)    $185,674

Adjustments to Reconcile Net Income (Loss) to
     Net Cash (Used In) Operating Activities:

Depreciation and Amortization                        406,968      193,342

Changes In Operating Assets and Liabilities:

(Increase) in Accounts Receivable                   (186,028)    (570,538)
(Increase) in Prepaid Expenses                       (63,133)     (17,236)
(Increase) Decrease in Security Deposits               6,640       (7,112)
Increase in Accounts Payable                         227,293      197,783
Increase (Decrease) in Payroll Taxes Payable         (12,039)      19,056
Increase (Decrease) in Deferred Revenue               34,900      (29,361)
                                                  ----------   ----------
    Net Cash (Used in) Operating Activities         (631,957)     (28,392)
                                                  ----------   ----------

Cash Flows From Investing Activities:

Purchase of Fixed Assets                            (123,539)    (269,047)
                                                  ----------   ----------
   Net Cash (Used In) Investing Activities          (123,539)    (269,047)
                                                  ----------   ----------
Cash Flows From Financing Activities:

Increase in Loans Payable - Bank                      71,329      200,000
Increase (Decrease) in Loans Payable - Other         (82,503)     242,711
(Repayment) of Capital Equipment Obligations        (179,908)     (69,415)
Issuance of Stock (Net of Expenses Incurred)       1,464,495            0
                                                  ----------   ----------
     Net Cash Provided by Financing Activities     1,273,413      373,296
                                                  ----------   ----------
Net Increase in Cash and Cash Equivalents            517,917       75,857
Cash and Cash Equivalents, Beginning of Period        77,777       30,478
                                                  ----------   ----------
Cash and Cash Equivalents, End of Period            $595,694     $106,335
                                                  ----------   ----------
                                                  ----------   ----------


              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for
     Interest (Net of Amount Capitalized)       $65,835     $53,890
     Income Taxes                                   $ 0     $15,884

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS


                 Revenues for the three and six months ended June 30, 1995 of $2,909,005 and $5,800,264, respectively, represented an increase of 1% and 6%, respectively, over revenues of $2,886,503 and $5,447,049, respectively, for the three and six months ended June 30, 1994. The Company broadened and augmented its personal computer support alternatives by introducing two new service/product lines designed to enhance its established instructor led training ("ILT") business. The first, contract consulting, is responsible for providing personal computer personnel, on a temporary basis, to the Company's client base. Consulting revenues were approximately $651,000 and $1,275,000, respectively, for the three and six months ended June 30, 1995 as compared to approximately $260,000 and $555,000, respectively for the three and six months ended June 30, 1994, an increase of 150% and 130%, respectively. In addition, the Company develops and offers computer-based training ("CBT") programs to augment and supplement its live training classes. CBT programs were first introduced to clients during the fourth quarter of 1993 and revenues from such programs grew from approximately $83,000 and $104,000, respectively, for the three and six months ended June 30, 1994 to approximately $370,000 and $819,000, respectively, for the three and six months ended June 30, 1995. As discussed below, the Company purchased substantially all of the assets of the ACE Division ("ACE") of Elron Electronic Industries, Ltd. effective July 1, 1994 and formed PC Etcetera Israel Ltd. ("PC Israel"). The new Israeli operations generated revenues of approximately $238,000 and $425,000 respectively, (which is included in the $370,000 and $819,000, respectively, above).

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


                 Selling, general and administrative expenses for the three and six months ended June 30, 1995 of $1,745,495 and $3,324,044, respectively, were approximately 43% and 30%, respectively, higher than the selling, general and administrative expenses of $1,221,316 and $2,562,741, respectively, experienced for the three and six months ended June 30, 1994. Included in the 1995 amounts are $244,000 and $459,000, respectively, in expenses incurred in connection with the new CBT product line both in Israel and North America. Excluding the new CBT product line, selling, general and administrative expenses increased by approximately 23% and 12%, respectively, due primarily to increased depreciation and amortization of additional computer equipment, leasehold improvements, and software. The amortization expense of the Company's intangible assets (software), which represented almost 28% of the Company's assets and more than 68% of the Company's stockholders' equity as of June 30, 1995, will adversely affect the Company's results of operations. The Company is amortizing the software over a five year period. The Company also experienced increased expenses and professional fees during the 1995 period in connection with the financing discussed below under "Liquidity and Capital Resources". The 1994 figures set forth above for cost of revenue and selling, general and administrative expenses have been restated to more properly classify a portion of the Company's classroom rent as a cost of revenues instead of selling, general and administrative expenses.

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


                 The Company had a net loss of $596,020 and $1,046,558, respectively, for the three and six months ended June 30, 1995 as compared to a net income of $135,869 and $185,674 for the three and six months ended
June 30, 1994. Such result is attributable primarily to the Company's CBT research and development, the increased selling, general and administrative expenses (including software amortization expenses) and the decreased ILT revenues. Management believes that decreasing ILT revenues will continue throughout the remainder of 1995 until training in Windows 95 commences to any material degree. In addition, continued research and development expenses are expected to have a material impact on results of operations.


LIQUIDITY AND CAPITAL RESOURCES

                 The Company's working capital deficiency decreased to $229,134 at June 30, 1995 as compared to $828,562 at December 31, 1994 , primarily due to the sale of preferred stock as described below, offset by operating losses.

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


                                                           PC Etcetera, Inc.

February 12 , 1996                                         /s/ Terry Steinberg
                                                           -------------------
                                                           Terry I. Steinberg
                                                           President (Principal
                                                           Executive and
                                                           Financial Officer)