Form 10QSB/A
period 1995-09-30
PC ETCETERA INC
filed 1996-02-14
CIK 827053

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                  FORM 10-QSB

                                AMENDMENT NO. 1


(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  September 30, 1995
_______________________________________________________________________________

(   )   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT

        For the Transition period from _________________  to __________________

Commission file number ________________________0-17419_________________________

                                PC ETCETERA, INC.
_______________________________________________________________________________
         (Exact name of small business issuer as specified in its charter)

     Delaware                                     13-3260705
_______________________________________________________________________________
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                   Identification No).


     462 Seventh Avenue, New York, NY             10018
_______________________________________________________________________________
     (Address of principal executive offices)     (Zip Code)

Issuer's telephone number_________________(212) 736-5870_______________________

_______________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

                         APPLICABLE ONLY TO CORPORATE ISSUERS

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

                           PC ETCETERA, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                 SEPTEMBER 30, 1995
                                    (UNAUDITED)



ASSETS:

CURRENT ASSETS:

Cash and Cash Equivalents                                               $55,740
Accounts Receivable                                                   1,652,183
Prepaid Expenses                                                        216,765
                                                                    -----------
     TOTAL CURRENT ASSETS                                             1,924,688
                                                                    -----------

PROPERTY AND EQUIPMENT:

Property and Equipment                                                1,611,395
Leasehold Improvement                                                   242,534
                                                                    -----------
                                                                      1,853,929
Less:  Accumulated Depreciation and Amortization                       (954,077)
                                                                    -----------
     TOTAL PROPERTY AND EQUIPMENT                                       899,852
                                                                    -----------

OTHER ASSETS:

Security Deposits                                                        80,532
Software (Net)                                                        1,287,965
Other Assets (Net)                                                       20,000
                                                                    -----------
     TOTAL OTHER ASSETS                                               1,388,497
                                                                    -----------
          TOTAL ASSETS                                               $4,213,037
                                                                    -----------
                                                                    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

Accounts Payable and Accrued Expenses                                $1,707,976
Payroll Taxes Payable                                                    80,699
Deferred Revenue                                                        198,869
Loans Payable - Others - Current Portion                                477,109
Loans Payable - Affiliate - Current Portion                              36,540
Loans Payable - Bank - Current Portion                                   76,260
Capital Equipment Obligations - Current Portion                         195,319
                                                                    -----------
     TOTAL CURRENT LIABILITIES                                        2,772,772
                                                                    -----------

OTHER LIABILITIES:

Loans Payable - Bank                                                     63,451
Capital Equipment Obligations                                             8,601
                                                                    -----------
     TOTAL LIABILITIES                                                2,844,824
                                                                    -----------

STOCKHOLDERS' EQUITY:

Common Stock                                                             29,275
Preferred Stock                                                           1,000
Additional Paid in Capital                                            5,286,283
Accumulated Deficit                                                  (3,948,345)
                                                                    -----------
     TOTAL STOCKHOLDERS' EQUITY                                       1,368,213
                                                                    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $4,213,037
                                                                    -----------
                                                                    -----------

                          PC ETCETERA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    SEPTEMBER 30,
                                     (UNAUDITED)


                                             NINE MONTHS ENDED          THREE MONTHS ENDED
                                            1995          1994          1995          1994
Revenues                                 $8,427,704    $8,166,221    $2,627,440    $2,719,172

Cost of Revenues                          4,737,283     3,627,255     1,664,563     1,199,057
                                         ------------------------    ------------------------
Gross Profit                              3,690,421     4,538,966       962,877     1,520,115
                                         ------------------------    ------------------------
Selling, General and Administrative       4,778,480     4,578,087     1,420,584     1,808,945
Research and Development                    577,707       276,165       176,125       276,165
                                         ------------------------    ------------------------
Operating  (loss)                        (1,665,766)     (315,286)     (633,832)     (564,995)
                                         ------------------------    ------------------------

Interest (Expense) (net)                    (75,631)      (89,987)      (27,155)     (37,202)
                                         ------------------------    ------------------------
Net (loss) Before Provision for
Income Taxes                             (1,741,397)     (405,273)     (660,987)     (602,197)
                                         ------------------------    ------------------------

Provision for Income Taxes                        0             0             0       (11,250)
                                         ------------------------    ------------------------
Net (loss)                              ($1,741,397)    ($405,273)    ($660,987)    ($590,947)
                                         ------------------------    ------------------------
                                         ------------------------    ------------------------

Net (loss) per share:
                                         ------------------------    ------------------------
Net (loss) per share                         ($0.64)       ($0.29)       ($0.23)       ($0.35)
                                         ------------------------    ------------------------
                                         ------------------------    ------------------------

Weighted Average Number of Shares         2,705,240     1,414,128     2,927,462     1,707,461
                                         ------------------------    ------------------------
                                         ------------------------    ------------------------

                          PC ETCETERA, INC.  AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                            NINE MONTHS ENDED SEPTEMBER 30,
                                      (UNAUDITED)


                                                         1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                         ($1,741,397)      ($405,273)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO
   NET CASH (USED IN) OPERATING ACTIVITIES:

Depreciation and Amortization                             633,426         383,522

CHANGES IN OPERATING ASSETS AND LIABILITIES:

(Increase) in Accounts Receivable                        (221,273)       (125,076)
(Increase) in Prepaid Expenses                           (165,465)        (20,583)
Decrease in Security Deposits                              13,618             474
Increase (Decrease) in Accounts Payable                   384,642         (36,021)
Increase (Decrease) in Payroll Taxes Payable               (7,493)         10,440
Increase (Decrease) in Deferred Revenue                    96,141         (68,718)
                                                      ---------------------------
   NET CASH (USED IN) OPERATING ACTIVITIES             (1,007,801)       (261,235)
                                                      ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Fixed Assets                                  (93,494)       (407,793)
                                                      ---------------------------
   Net Cash (Used in) Investing Activities                (93,494)       (407,793)
                                                      ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in  Loans Payable - Bank                                         200,000
(Repayment of) Loans Payable - Bank                       (91,375)        (19,085)
Increase (Decrease) in Loans Payable - Other             (123,192)        201,144
(Repayment) of Capital Equipment Obligations             (170,670)       (106,074)
Issuance of Stock (Net of Expenses Incurred)            1,464,495         512,000
                                                      ---------------------------
   Net Cash Provided by Financing Activities            1,079,258         787,985
                                                      ---------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (22,037)        118,957

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             77,777          30,478
                                                      ---------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $55,740        $149,435
                                                      ---------------------------
                                                      ---------------------------

                   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
   Interest                                              $100,789         $89,249
   Income Taxes                                              $800         $17,180


      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital lease obligations of $67,379 and $122,588, respectively, was incurred when the Company entered into new leases for new equipment during the period ending September 30, 1995 and 1994, respectively.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS


          Revenues for the three and nine months ended September 30, 1995 of $2,627,440 and $8,427,704, respectively, represented a decrease of 3% and an increase of 3%, respectively, over revenues of $2,719,172 and $8,166,221, respectively, for the three and nine months ended September 30, 1994. During the past two years, the Company has broadened and augmented its personal computer support alternatives by offering two new service/product lines designed to enhance its established instructor led training ("ILT") business. The first, contract consulting, is responsible for providing personal computer personnel, on a temporary basis, to the Company's client base. Consulting revenues were approximately $883,000 and $2,052,000, respectively, for the three and nine months ended September 30, 1995 as compared to approximately $408,000 and $963,000, respectively for the three and nine months ended September 30, 1994, an increase of 116% and 113%, respectively. In addition, the Company develops and offers computer-based training ("CBT") programs to augment and supplement its live training classes. CBT programs were first introduced to clients during the fourth quarter of 1993 and revenues from such programs grew from approximately $385,000 for the nine months ended September 30, 1994 to approximately $1,089,000 for the nine months ended September 30, 1995. CBT revenues for the three months ended September 30, 1995 remained generally flat at approximately $270,000, as compared to the three months ended September 30,
1994.   In September, 1995, the Company began to ship its CBT products through the retail channel in addition to the current marketing strategy of selling to corporate clients. The Company has recognized no revenues and has deferred direct costs related to such shipments as all product is returnable if not sold through to end-users, and the Company has no historical basis for estimating such returns. At September 30, 1995, deferred revenues recorded in connection with retail CBT shipments totaled $73,843. Deferred direct costs for such products, which represent design and production costs, amounted to $83,785 as of
September 30, 1995.   As discussed below, the Company purchased substantially
all of the assets of the ACE Division ("ACE") of Elron Electronic Industries, Ltd. effective July 1, 1994 and formed PC Etcetera Israel Ltd. ("PC Israel"). The new Israeli operations generated revenues of approximately $174,000 and $598,000, respectively (which is included in the $270,000 and $1,089,000, respectively, above) for the three and nine months ended September 30, 1995.


          During the three and nine months ended September 30, 1995, the Company experienced a 27% and 24%, respectively, decrease in ILT revenues as
compared to the three and nine months ended September 30, 1994.   On a regional
basis, revenues (exclusive of those from the new service/product lines) from New York/East Coast operations decreased by 40% and 38%, respectively, Canadian operations decreased by 5% and increased by 11% , respectively, and San Francisco, California operations increased by 7% and decreased by 11%, respectively. Management attributes the decreased ILT revenue to the fact that software vendors did not release many new versions of existing software or any new operating systems during the nine months ended September 30, 1995 prior to the release of Windows 95 on August 24, 1995. Many of the Company's United States clients have delayed any software conversions and training projects, awaiting the release of Windows 95. Certain clients are also delaying such conversions and projects pending marketplace experience with Windows 95. While there are indications that the Company's client base intends to convert to Windows 95 very few have done so as yet. Historically, companies wait many months after a product is released before they fully convert to the new system. Increased competition in both New York and San Francisco was also a factor in
the decreased revenues for such regions.   Canadian revenues increased due
primarily to several software application conversion or upgrade projects within existing clients.

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

          Selling, general and administrative expenses for the three and nine months ended September 30, 1995 of $1,420,584 and $4,778,480, respectively, were approximately 21% lower, and 4% higher, respectively, than the selling, general and administrative expenses of $1,808,945 and 4,578,087, respectively, experienced for the three and nine months ended September 30, 1994. Included in the nine months ended September 30, 1995 amounts is approximately $666,000 in expenses incurred in connection with the new CBT product line both in Israel and North America. Excluding the new CBT product line, selling, general and administrative expenses decreased by approximately 10% for the nine months ended September 30, 1995 as compared to 1994. Management has implemented an aggressive cost reduction plan. As a result, selling, general and administrative for the three months ended September 30, 1995 were approximately $325,000 or 19% lower than selling, general and administrative expenses for the three months ended June 30, 1995. These cost reductions are offset by increased depreciation and amortization of additional computer equipment, leasehold
improvements,  and software.   The amortization expense of the Company's
intangible assets (software), which represented almost 31% of the Company's assets and more than 94% of the Company's stockholders' equity as of September
30, 1995, will adversely affect the Company's results of operations.    The
Company is amortizing the software acquired over a 5 year period. The Company also experienced increased expenses and professional fees during the 1995 period in connection with the financing discussed below under "Liquidity and Capital Resources".

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

          The Company had a net loss of $660,987 and $1,741,397, respectively, for the three and nine months ended September 30, 1995 as compared to $590,947 and $405,273 for the three and nine months ended September 30, 1994. The substantial increase in net loss for the nine month period is attributable primarily to the research and development and selling, general and administrative costs (including software amortization expenses) associated with the Company's CBT product line (established July 1, 1994), and decreased ILT revenues offset by decreased selling, general and administrative expenses with regard to the Company's non-CBT operations. Management believes that decreasing ILT revenues will continue throughout the remainder of 1995 until training in Windows 95 commences to any material degree. In addition, continued research and development expenses are expected to have a material impact on results of operations.




LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital deficiency increased to $848,084 at September 30, 1995 as compared to $828,562 at December 31, 1994 , primarily due to the net losses offset by the sale of preferred stock as described below.

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

          The Company used $1,007,801 in operating activities during the nine months ended September 30, 1995, primarily due to its net loss of $1,741,397 during such period. Such deficiency was increased by increased accounts receivable of $221,273 and increased accounts payable of $384,642 during such period as well as depreciation and amortization expenses of $633,426. During the period, the Company's financing activities provided cash in the amount of $1,079,258 primarily through the sale of stock as discussed below.

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

          The Company is presently exploring all possible opportunities in order to fund the working capital deficiency including expanding its marketing efforts, implementing an aggressive cost reduction plan and negotiating with vendors. Management believes that decreasing ILT revenues will continue throughout the remainder of 1995 until training in Windows 95 commences to any material degree. In addition, continued research and development expenses are expected to have a material impact on liquidity. Management does not anticipate recording a material charge for restructuring for severance benefits, asset impairments or the like.

          The Company is currently seeking additional debt financing from affiliated parties in order to alleviate cash flow demands. No assurances can be given that any such required financing will be available.

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

                        None

          Item 5.  OTHER INFORMATION

                        None

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                        (a)  EXHIBITS

                             3(a) Certificate of Amendment of Certificate of Incorporation, filed April 18, 1995, with regard to one-for-five reverse split

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

                                               Terry I. Steinberg
                                               President (Principal
                                               Executive and Financial
                                               Officer)