Form 10KSB
period 1995-12-31
PC ETCETERA INC
filed 1996-04-01
CIK 827053

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D.C. 20549
                                   FORM 10 - KSB

(Mark One)
    (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended               DECEMBER 31, 1995
    ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from        to
                                        ------    ------

         Commission file number             0-17419
                                 PC ETCETERA, INC.
- -------------------------------------------------------------------------------
                    (Name of small business issuer in its charter)
              DELAWARE                                 13-3260705
- -------------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S Employer
    incorporation or organization)                Identification No.)

          462 SEVENTH AVENUE, NEW YORK, NEW YORK               10018
- -------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

Issuer's telephone number                   (212) 736-5870
                         ------------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:

         TITLE OF EACH CLASS     NAME OF EACH EXCHANGE ON WHICH REGISTERED
                 NONE                                     ----------------
         -------------------                              ----------------
Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, $.01 PAR VALUE
- -------------------------------------------------------------------------------
                                   (Title of class)
- -------------------------------------------------------------------------------
                                   (Title of class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
No_____.                                                                ______

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

    State issuer's revenues for its most recent fiscal year:  $11,148,928

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $369,174 as of March 22, 1996

                           (ISSUERS INVOLVED IN BANKRUPTCY
                       PROCEEDINGS DURING THE PAST FIVE YEARS)
    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes       No      .
                                                   _____    _____
                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
    State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   3,127,462 shares outstanding
as of March 21, 1996
                         DOCUMENTS INCORPORATED BY REFERENCE
                                         NONE

                                        PART I
Item 1.  DESCRIPTION OF BUSINESS.

    (a)  BUSINESS DEVELOPMENT.

GENERAL

         PC ETCETERA, Inc. (the "Company") develops and offers instructor-led and computer-based personal computer training programs, and provides consulting services, primarily to large business and public sector organizations. During the past year, the Company expanded its marketing efforts with regard to computer- based training ("CBT") to include the small office-home office ("SOHO") marketplace. The Company's instructor-led training ("ILT") programs include a wide range of introductory and advanced classes in operating systems, including MS/DOS, Microsoft Windows, OS/2 and Apple Macintosh ("Macintosh") System 7.0, word processing, spreadsheets, databases, communications, executive overviews, integrated software packages, computer graphics and desktop publishing. The Company's CBT software is segmented into two product lines: STAR for the corporate market and HELP Plus for the SOHO market. The STAR line includes offering on Lotus Notes, CC Mail, Microsoft Office and Lotus Smartsuite. The HELP Plus line includes all of the STAR offerings plus training on software specifically geared to the home user such as Netscape, Quicken, and America On Line.

         The Company's ILT programs are primarily marketed to those business concerns and public sector organizations which devote substantial resources to personal computer technology for its employees. Such programs generally are devised for use in connection with IBM and IBM-compatible software and, to a lesser degree, Macintosh and Macintosh-compatible software. The Company has been authorized as a training center by many software and hardware manufacturers, including Aldus, Alpha Software, Apple, Borland, Claris, Corel, Dataease, Lotus, Micrografx, Microsoft, and Software Publishing. The Company does not sell or distribute any computer hardware, software or related products (other than CBT programs as discussed below).

         The Company develops and offers CBT programs for use in connection with its ILT classes as well as to home users who do not find classroom training cost effective. Whereas live classroom training is delivered in a classroom setting by one of the Company's qualified instructors to students sitting in front of personal computers, CBTs for the home/employee user utilize a different training methodology. Computer-based training is supplied to consumers/students on either floppy disks, compact disks (CD) or over a communication line directly to their desk-top personal computer. This approach eliminates the need for either classrooms or instructors. The Company believes that certain software packages and other computer-related topics lend themselves to being taught in this manner. CBT programs, for example, are a more cost effective way of delivering training on new features available in software upgrades, as well as in delivering training in geographically remote locations. In addition, the Company's proprietary authoring tool, ACE, allows CBT designers to develop custom CBT for a client's in-house computer applications (see "Recent Developments").

         The Company's Consulting Services Division ("CSD") is responsible for identifying and providing independent computer personnel, on a temporary basis, to the Company's client base for special projects. At the present time, the Company is furnishing its full time employees, as well as independent contractors, to satisfy its clients' requirements.

         The Company presently operates four training facilities - two in New York City, one in Northern California, and one in Metropark, New Jersey (See "Recent Developments").

         Reference is made to Items 6 and 12 hereof for a discussion of a certain $1,500,000 equity financing consummated by the Company in March 1995 and a certain $500,000 debt financing consummated in December 1995.

         The Company was incorporated in New York in March 1985 as PC Executive Center, Inc. It changed its corporate domicile to Delaware in December 1987, at which time it also assumed its present name. The Company's executive offices are located at 462 Seventh Avenue, New York, New York 10018 (telephone number: (212) 736-5870).

         All references in this Annual Report on Form 10-KSB to numbers of shares of Common Stock and per share information give retroactive effect to the Company's one-for-five reverse split of its shares of Common Stock effectuated on April 1995.

RECENT DEVELOPMENTS

SALE OF CANADIAN SUBSIDIARY

         Pursuant to a Stock Purchase Agreement dated as of January 31, 1996 (the "Agreement"), the Company sold all of the outstanding stock of PC Etcetera Inc., a Quebec corporation ("PC Canada"), to Training Holdings L.L.C. (the "Purchaser") for a purchase price of $605,000 (inclusive of approximately $55,000 paid to the Company prior to the closing). Simultaneously with such sale, the Purchaser paid to the Company the sum of $200,000 as a non-refundable royalty payment in consideration of the license by the Company to PC Canada of certain computer software.

         Pursuant to the Agreement, the parties agreed to negotiate in good faith the terms of a three year royalty agreement between the Company and PC Canada which would provide for the grant of a license by the Company to PC Canada of certain intellectual property, including the right to use certain computer software, in consideration of the payment of certain royalty amounts to the Company. In addition, concurrently with the execution of the Agreement, in consideration of certain services to be performed by the Company with respect to certain leases to which PC Canada is a party, the Purchaser agreed to pay to the Company a fee based upon reductions in rents and other costs required to be paid by PC Canada pursuant to such leases.


NORTHERN CALIFORNIA OPERATIONS

         The Company is currently exploring the terms of a transaction pursuant to which its Northern California operations would be sold to an affiliate of the Purchaser. The Northern California operations are not significant to the Company as a whole with net assets of approximately $42,000 and revenues of approximately $ 919,000. No assurances can be given that a definitive agreement between the parties will be entered into or, if entered into, that the transaction will be consummated.


ISRAELI SUBSIDIARY

    Effective March 31, 1996 the Company's wholly-owned subsidiary, PC Etcetera Israel, Ltd. ("PC Israel") will cease operations, and substantially eliminate its CBT research and development program.



(b) BUSINESS OF COMPANY.

INTRODUCTION

         There is a keen awareness among employers that the use of personal computers is a means of saving time and increasing employee efficiency. The Company believes that, as a general matter, due to the large number of personal computers in use in the United States, computer literacy is increasingly being considered by employers as a factor in both hiring and advancement decisions.

         As a result of the increasing presence of personal computers in the workplace and the continuing development of new software products relating to personal computers, employers are becoming more aware of the necessity of standardized, high-quality computer training programs for employees. Accordingly, many employers, particularly large national and international companies, commit substantial resources to the personal computer training of employees. Additionally, due to the recent trend in corporate downsizing, companies are increasingly looking to outsourcing relationships in order to satisfy their training and support needs.

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

         The CBT programs, which the Company develops internally, allow the Company to reach a completely new client base, that of the SOHO user. The Company's CBT products are available at Software Retailers such as Computer City and Comp USA, and at office supply stores, such as Office Max. In addition, the Company is planning a direct market approach to more thoroughly reach the SOHO market during 1996.

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

         In providing ILT services, the Company utilizes professional trainers who have both a teaching ability and a technical command of the subject matter. The Company presently employs approximately 30 trainers on a full-time basis. The Company's trainers are employed regionally in Northern California and New York and are managed by operations managers in each region, who have primary responsibility for hiring, training, ongoing skills development and supervising their regional training staff.

    COURSEWARE AND CBT PRODUCT DEVELOPMENT

         Over the last year, there has been a general consolidation in the software market with the result that most of the Company's corporate clients have standardized on either Microsoft Office or Lotus Smartsuite. This consolidation has allowed the Company to downsize its courseware development group and purchase high quality, customizable courseware from numerous third party vendors. There are trainers in each region who occasionally develop special courseware for local clients and work at customizing off the shelf curriculum.

          The Company's CBT products are currently being developed by a staff of five full-time designers, located in North America. The Company's training staff provides the product and educational design expertise, while its designers supply the authoring tool expertise.

         During the fiscal year ended December 31, 1995 and 1994 the Company spent $891,686 and $713,167, respectively on research and development activities relating to CBT programs.

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

    SOFTWARE MANUFACTURERS' AUTHORIZED TRAINING CENTERS

         The Company has been authorized as a training center by many software manufacturers, including Lotus and Microsoft. Presently, approximately 26%
and 61% of the Company's training programs utilize Lotus and Microsoft software programs, respectively. The Company was a former recipient of the Lotus Authorized Training Center Award for training the most students in Lotus' Windows application software. The Company also received a Top Performing Microsoft Authorized Training Center Award for training the most students in Microsoft products . The Company has recently been authorized by Lotus Development Corporation as a Lotus Authorized Education Center for its "Notes" product. The Company expects that training with regard to "Notes" specifically, and work group computing generally, will be an increasing percentage of its revenues.

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

         The Company's STAR CBT products are currently being marketed under various site license agreements at prices of between $1,000 and $10,000 per hour of STAR CBT training . The Company also offers custom CBTs to its customers at prices ranging from $8,000 and $15,000 per hour of STAR CBT training. The Company's HelpPlus CBT is sold through response advertising, telemarketing and retail stores at approximately $20.00 per title. The Company may offer, in the future, different pricing strategies depending upon market considerations.

    PROPRIETARY PROTECTION

         The protection of proprietary information developed by the Company and used in its training programs will be limited to such protection as the Company may be able to secure under copyright and patent laws and confidentiality agreements. However, there can be no assurance that the scope of any such protection that the Company is able to secure will be adequate to protect its proprietary information, or that the Company will have the financial resources to engage in litigation against parties who may infringe such copyrights and/or patents. In addition, there can be no assurance that others will not develop similar training programs independently of the Company.

CONSULTING SERVICES

         The Company's Consulting Services Division identifies and provides independent computer personnel, on a temporary basis, to the Company's client base for special projects. Such projects may include the development of computer programs in accordance with the client's specifications and requirements, the linking of the client's computers to allow them to share information, files and devices, the provision of expertise with regard to the client's software programs and the provision of troubleshooting services with regard to the client's day-to-day software problems. The Company generally charges its clients for such services on an hourly or daily basis.

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

         Marketing efforts consist primarily of direct solicitation of potential customers through direct mailing of brochures and seminar schedules followed by telephone contact. Such direct mailing is generally done on a quarterly basis. The Company also conducts exhibits at personal computer trade shows throughout the United States. The Company, in conjunction with software vendors, has established informational seminars regarding new software products in order to inform potential customers as to the Company's training programs and consulting services.

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

         The Company is planning a direct marketing approach to more thoroughly reach the SOHO market for its CBT products.

CUSTOMERS

         The Company's present customer base includes companies from a wide range of industries including banking, finance, manufacturing, insurance and government, as well as, with regard to retail CBT distribution, software retailers and office supply stores. No one customer accounted for more than ten percent of the Company's revenues during the year ended December 31, 1995.

COMPETITION

         The Company faces competition from a number of firms which presently provide computer training services, consulting services, or CBT products, similar to those furnished by the Company. Many of such firms have
substantially greater marketing resources than the Company.   The Company also
encounters competition from educational institutions providing personal computer training programs, including universities, colleges and adult education centers, and customers' in-house training staffs. The Company believes that it is an effective competitor for all of its product lines based upon the skill and full-time employment of its training personnel, its training center management services, and the continuous liaison between the Company's account managers and its customers.

EMPLOYEES

         As of March 1, 1996, the Company employed approximately 147 persons, including 141 full-time employees.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company occupies approximately 16,000 square feet of space at 462 Seventh Avenue, New York, New York where the Company's executive offices and ten classrooms are located. These premises are occupied under a lease agreement expiring on January 14, 2004 at a current base annual rental of $288,000, with a rental increase to $320,000 per annum effective January 14, 1999.

         Additional classroom facilities under lease are as follows:


LOCATION                     SQUARE FEET  EXPIRATION DATE     ANNUAL BASE RENT
Seaport - Manhattan            3,000      October 1, 1996          38,400
San Francisco, California      6,500      Month to Month           79,776
Iselin, New Jersey             3,500      August 30, 1997          66,804


         The Company believes that its facilities are adequate for its present needs and anticipates no inordinate difficulty or cost in securing additional training facilities if required. (See Item 1(a) hereof)

Item 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings which are currently pending against the Company or any of its subsidiaries or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the stockholders of the Company during the quarter ended December 31, 1995.


                                       PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a)  MARKET INFORMATION.

         The Company's shares of Common Stock are traded in the over-the-counter market on the National Association of Securities Dealers' Bulletin Board under the symbol "PCEZ. The following table sets forth the range of high and low bid prices for the Company's Common Stock as reported by the National Quotation Bureau Inc. The quotations set forth below reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.


                                           HIGH             LOW
                                           ----             ---
1995 CALENDAR YEAR

First Quarter                           $  2- 1/8        $ 5/16
Second Quarter                             2 -1/4            1
Third Quarter                              1 -1/2           1/2
Fourth Quarter                                1             1/4



1994 CALENDAR YEAR

First Quarter                             1 - 7/8           15/16
Second Quarter                            3 - 3/4           15/16
Third Quarter                             2 - 15/16          5/8
Fourth Quarter                            1 - 7/8            5/8



    (b)  HOLDERS.

         As of March 27, 1996, there were 53 holders of record of the Company's shares of Common Stock, $.01 par value.

    (c)  DIVIDENDS.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

    Revenues for the fiscal year ended December 31, 1995 of $11,148,929 represented an increase of 7% over revenues of $10,456,704 for the year ended December 31, 1994.

    During the year ended December 31,1994, the Company broadened and augmented its personal computer support alternatives by introducing two new service/product lines designed to enhance its established ILT business. The first, contract consulting, is responsible for providing personal computer personnel, on a temporary basis, to the Company's client base. Consulting revenues were approximately $3,013,000 for the year ended December 31, 1995 as compared to approximately $1,400,000 for the year ended December 31, 1994, an increase of 115%. In addition, the Company develops and offers CBT programs to augment and supplement its live training classes. Revenues from such programs grew to $606,000 for the year ended December 31, 1995 from approximately $346,000 (exclusive of CBT revenues generated by PC Israel) for the year ended December 31, 1994. In September, 1995, the Company began to ship its CBT products through the retail channel in addition to selling to corporate clients. The Company has only recognized revenues of $29,000 based on actual sell through to end users, as all product is returnable if not sold through to end-users, and the Company has no historical basis of estimating such returns. As discussed in
Item 1 hereof, PC Israel purchased substantially all of the assets of the ACE Division ("ACE") of Elron Electronic Industries, Ltd. effective July 1,1994. The Israeli operations generated revenues of approximately $716,000 in 1995 and $335,000 in 1994.

    During 1995, the Company experienced declining ILT revenues in the United States. Management attributes the declining ILT revenue to the fact that software vendors did not release many new versions of existing software during the year ended December 31, 1995, and a new operating system entitled Windows 95 was not released until August 1995. Many of the Company's clients delayed any software conversions and training projects, awaiting the release of Windows 95, and many clients are continuing to delay such conversions and projects pending marketplace experiences with Windows 95. The decreased revenues in the United States were partially offset by large increases in Canadian revenues. These were due primarily to several software application upgrade or conversion projects within existing clients. Increased competition in both New York and San Francisco was also a factor in the decreased ILT revenues.

    The Company's cost of revenues for the year ended December 31, 1995, was 65% of revenues as compared to 52% of revenues for the year ended December 31, 1994. The Company's new service/product lines do not follow the same trends in cost of revenues as the ILT business. Cost of revenues for contract consulting was 69% of revenues and costs of revenues for CBT was 78% of revenues for 1995.

    Selling, general and administrative expenses for the year ended December 31, 1995 of $5,521,837 showed no significant change as compared to selling, general and administrative expenses of $5,514,076 for the year ended December 31, 1994. The net reduction reflected an increase in Canada and Consulting due to volume, offset by a decrease in the Company's United States ILT business due to reduced volume and a significant cost reduction program.

    As discussed above, in 1994 PC Israel purchased substantially all of the assets of ACE which was engaged in the design, development and production of CBT courseware and interactive multimedia training. The research and development expenses of $891,686 for the year ended December 31, 1995 and $713,161 for the year ended December 31, 1994 reflect the costs associated with the maintenance, design and enhancements of the CBT design technology, and amortization of software acquired of $343,457 and $171,728, respectively. The Company was amortizing the software acquired over a five year period. During the fourth quarter of 1995, in connection with the decision to close PC Israel (Note 16), the Company determined there would be no continuing value to the asset. As a result, it has written off the entire remaining net book value of $1,202,100.

    The Company had a net loss of $3,845,975 for the year ended December 31, 1995 as compared to a net loss of $1,318,538 for the year ended December 31, 1994. Such result is attributable primarily to the write off of software investment of $1,202,100, the Company's CBT research and development expenses, and the declining ILT revenues. Management believes that the decreasing ILT revenues will continue throughout 1996. The

Company has decided to cease operations of PC Israel effective March 31, 1996 and substantially eliminate its CBT research and development program; however, it intends to continue to market CBT software.

    As discussed below under "Liquidity and Capital Resources" effective January 1, 1996, the Company sold all of the outstanding stock of its Canadian subsidiary ("PC Canada"). The Company is also exploring the terms of a transaction pursuant to which its San Francisco operations would be sold to an affiliate of the purchaser of PC Canada. No assurances can be given that such transaction will be consummated.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital deficiency increased to $1,234,834 at December 31,1995 as compared to $828,562 at December 31, 1994. The increase was due primarily to the operating losses experienced during the year ended December 31, 1995, offset by the sale of Preferred Stock as described below.

    The Company is a party to a financing agreement by which it finances its trade receivables. The agreement is scheduled to expire on April 30, 1996. The balance outstanding under the agreement, which is limited to 75% of eligible receivables, is reported as a current liability under "Loans Payable"

    The Company used $1,415,277 in operating activities during 1995, primarily due to its net loss of $3,845,975 during such year. Such loss was offset by decreased accounts receivable and increased accounts payable during such year as well as depreciation and amortization expenses of $814,591. During 1995, the Company's financing activities provided cash in the amount of $1,608,487 primarily through the sale of Preferred Stock ($1,464,495) and increased loans from related parties of $500,000.

    Effective March 15, 1995 the Company entered into a Stock Purchase
Agreement (the "Series B Preferred Stock Agreement") with certain investors (the "Series B Purchasers") pursuant to which, among other things, the Company issued an aggregate of 1,200,000 shares of Series B Preferred Stock and 500,000 warrants for an aggregate purchase price of $1,500,000. The Company agreed to use the proceeds for research and development, CBT promotion and working capital purposes. The Series B Preferred Stock converted into an aggregate of 1,000,000 shares of Common Stock of the Company effective with the Company's one-for-five reverse split of its shares of Common Stock in April, 1995.

    Effective December 5, 1995, the Company borrowed $500,000 from certain of the Series B Purchasers, Elron and Gilbert H. Steinberg, a principal stockholder of the Company, for working capital purposes. The notes evidencing the loans provide for interest at the rate of 10% per annum and the payment of the principal amount one year from the date of issuance.

    Effective January 1, 1996, all of the outstanding stock of PC Canada was sold to a private company for net proceeds of $731,000, including the license of certain computer software. Of such amount, $250,000 was used to repay a portion of the December 1995 loans described above. Pursuant to the terms of the notes, as a result of the sale of PC Canada, the remaining balance of the loans is due and payable.

    The Company is presently exploring all possible opportunities in order to reduce the working capital deficiency, including expanding its marketing efforts, implementing an aggressive cost reduction plan, negotiating with vendors and seeking additional financing. No assurances can be given that any such efforts will be successful.

ITEM 7.  FINANCIAL STATEMENTS.

         The Financial Statements required by this Item 7 are included herein following Item 13 hereof.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On August 11, 1995, the Company dismissed Norman Stumacher as its independent public accountant. Such determination was made by the Company's Board of Directors.

         Norman Stumacher had served as the Company's independent public accountant from inception (March 1, 1985) through the fiscal year ended December 31, 1994.

         Norman Stumacher's reports on the Company's financial statements as of December 31, 1993 and 1994 and for the years then ended neither contain an adverse opinion or a disclaimer of opinion nor is qualified or modified as to audit scope or accounting principles, except that Norman Stumacher did not audit the financial statements of PC Israel for the fiscal year ended December 31, 1994 and its report, insofar as it relates to the amounts included for PC Israel, was based solely on the report of other auditors. Norman Stumacher's reports are not qualified or modified as to uncertainty.

         During the fiscal years ended December 31, 1993 and 1994 and the period from January 1, 1995 to August 10, 1995, there were no disagreements with Norman Stumacher on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of such firm, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         On August 11, 1995, the Board of Directors of the Company approved the engagement of Arthur Andersen & Co. as its new independent public accountants with respect to the fiscal year ending December 31, 1995.


                                       PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


         The executive officers and Directors of the Company are as follows:


                                                                        DIRECTOR
        NAME        AGE       POSITION WITH C0MPANY                       SINCE
        ----        ---       ---------------------                       -----
Martin F. Kahn      45        Chairman and Director                        1995
Terry I. Steinberg  41        President, Treasurer and Director            1985
Joseph Sabrin       53        Executive Vice President-                    1991
                              sales and Marketing,
                              Secretary and Director
Lloyd L. Rosler     34        Vice President - Contract Labor Services       -
Avshalom Aderet     46        President, PC Etcetera Israel Ltd.           1994
and Director
Jacob Ben-Zvi       46        Director                                     1995
Abraham Peri        51        Director                                     1994


         Martin F. Kahn was elected Chairman of the Board and a Director of the Company in May 1995. Mr. Kahn has served since 1989 as Chairman of Ovid Technologies, Inc. (formerly CDP Technologies, Inc.), a leading producer of medical, scientific and technical CD-ROM and network products; since 1993 as Chairman of OneScource Information Services (formerly Lotus One Source), which develops and markets a comprehensive set of integrated business information and software products; since 1991 as Chairman of Vista Information Solutions, Inc. (formerly DataMap, Inc., a successor through merger to Vista Environmental Information, Inc. which supplies site-specific risk information about real estate for the insurance, banking, and environmental engineering markets; since April 1995 as Chairman of ShopperVision Express, Inc., which offers home grocery shopping through dial-up and on-line services; and since 1990 as Managing Director of Cadence Information Associates L.L.C. (and its predecessor), a consulting and management services firm. Mr. Kahn holds a Bachelors Degree in Administrative Sciences from Yale College and a Masters degree in Business Administration from Harvard Business School.

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

         Lloyd L. Rosler has served as Vice President - Contract Labor Services, and has managed the Consulting Services Division of the Company, since December 1993. Prior thereto and from March 1992, Mr. Rosler served as President of Computer Professionals Network, Inc., a marketing and referral service for independent computer programmers and trainers. Previous to that, he was responsible for marketing and managing training and consulting services for Ashton-Tate. Mr. Rosler holds a Bachelor of Science Degree in Marketing from New York University College of Business.

         Avshalom Aderet has served as President of PC Israel since August 1994 (see Item 1 hereof). Prior thereto and from 1993, Mr. Aderet served as President of Adar International, ("Adar") Inc., an indirect wholly-owned subsidiary of Elron Electronics Industries Ltd. ("Elron") (see Item 11 hereof) that marketed CBT products. From 1988 until 1992, he served as President of the ACE Division of Elron.

         Abraham Peri joined Elron in 1991 as Vice President - Technologies. From 1987 to 1991, Mr. Peri was Vice President of Ready Systems Corp. and Managing Director of Ready Systems (Israel) Ltd. and from 1984 to 1987, Mr. Peri was Managing Director of Clal Systems Ltd. (a subsidiary of Clal Israel Ltd.). In 1984, Mr. Peri left the Israeli Defense Forces ("IDF") after 19 years of service. His last position in the IDF was Commander of MAMRAM computer center, the IDF computer center, headquarters for computers and the computer science school. Prior to that, he served in the Israeli Air Force in various management and technical positions, mostly in the area of real-time and computerized systems. Mr. Peri obtained his Bachelors Degree in Mathematics and Physics from the Hebrew University in Jerusalem, and has undertaken advanced computer science studies at the Weizmann Institute and management studies in the Israeli Defense Forces Schools.

         Dr. Jacov Ben-Zvi, joined Elron in November 1995 as Senior Vice President - Business Development. From July 1992 to November 1995, he served as President of Sterling Software ( U.S.A.) Inc., a software products manufacturer. Prior thereto and from October 1985, Dr. Ben-Zvi was General Manager of Israel Sterling Teffen Labs, also a software products manufacturer.

         Terry I. Steinberg, Joseph Sabrin, Lloyd L. Rosler and Avshalom Aderet are full-time employees of the Company or its subsidiaries. Martin Kahn devotes only such portion of his time to the Company as may be required of him to fulfill his duties as its Chairman.

         Directors of the Company hold their offices until the next annual meeting of the Company's stockholders and until their successors have been duly elected and qualified or until their earlier resignation or removal from office. Reference is made to Item 12 hereof for a discussion of certain agreements with regard to the election of Directors of the Company.

         Executive officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company's stockholders and until their successors have been chosen and qualified.

         To the Company's knowledge, based solely on a review of the copies of the Forms 3 and 4 furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% stockholders were complied with except that (i) no Form 3 was filed by Meir Barel; (ii) the Form 3 for Candence Information Associates, L.L.C. was filed late; and (iv) Lloyd Rosler filed his Form 5 late, reporting one transaction (iii) no Form 5 was filed by (a) Elron, Josh Ruch or Jan Philipp F. Reemtsma who were 10% shockholders of the Company during the fiscal year, (b) Mr. Kahn, Mr. Peri or Dr. Ben-Zvi who are Directors of the Company or (c) Abraham Peled, a former Director of the Company, the Company being unaware in each instance whether a Form 5 was required to be Filed.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning the compensation of Terry I. Steinberg, the Company's President, and all other executive officers of the Company as of December 31, 1995 who had a total salary and bonus for such year in excess of $100,000.


                                                                   LONG-TERM
                                                                COMPENSATION
                                                                ------------
                                                                    AWARDS
                                                                ------------
                                                   ANNUAL           SHARES
                                                COMPENSATION      UNDERLYING
                                                ------------
   NAME AND PRINCIPAL                YEAR           SALARY          OPTIONS
        POSITION
- ----------------------------------------------------------------------------

Terry I. Steinberg,                   1995        $ 99,360                 0
   President                          1994        $131,750                 0
                                      1993        $117,124            25,000
Joseph Sabrin,                        1995        $103,680                 0
   Executive Vice
     President- Sales
   and Marketing                      1994        $110,400                 0
                                      1993        $117,293             25000
John Towsley,                         1995        $120,000                 0
   Vice President  (1)                1994        $100,072            73,000
                                      1993        $104,087           115,000


(1) Mr. John Towsley left the Company in connection with the Company's sale of PC Canada in January 1996 (see Item 1 hereof).

OPTION GRANTS

         No stock options were granted to any of Messrs. Steinberg, Sabrin or Towsley during the fiscal year ended December 31, 1995.

FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning the value as of December 31, 1995 of unexercised options.


                                     NUMBER OF SHARES UNDERLYING
                                       UNEXERCISED OPTION AT           VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS
                                         DECEMBER 31, 1995                      AT DECEMBER 31, 1995
- ---------------------------------------------------------------------------------------------------------------

NAME                                  EXERCISABLE/UNEXERCISABLE              EXERCISABLE/UNEXERCISABLE
- ---------------------------------------------------------------------------------------------------------------

Terry I. Steinberg                        30,000 / -0-                               -0-/-0-

Joseph Sabrin                             30,000 / -0-                               -0-/-0-

John Towsley                              55,367 / 9,733                             -0-/-0-


Reference is made to Item 12 hereof for a discussion of a certain agreement between the Company and Messrs. Steinberg and Sabrin regarding a purchase of their shares upon death.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth, to the knowledge of the Company, certain information regarding shares of the Company's outstanding Common Stock beneficially owned as of March 15, 1996 (i) by each person who is known by the Company to beneficially own or exercise voting or dispositive control over more than 5% of the Company's Common Stock, (ii) by each of the Company's Directors
(iii) by each person named in Item 10 hereof and (iv) by all executive officers and Directors as a group. Except as set forth below, each beneficial owner has the sole power to vote and dispose of the shares reflected.


Name and address of                Number of common shares        Percent of
 Beneficial Owner                   Beneficially Owned(1)         Outstanding
- -------------------                -----------------------        -----------
Elron Electronic                           858,750 (3)              25.4%
Industries Ltd. (2)

Terry I Steinberg (4)                  848,343 (5) (6)              26.9%

Gilbert H. Steinberg                       839,493 (5)              26.7%
Six Nevada Drive
Lake Success, New York

Gibraltar Trust (7)                        620,664 (8)              18.5%

Joshua Ruch (7)                            620,664 (8)              18.5%

Jan Philipp F. Reetman                     571,011 (8)              17.1%
Mera Gmbh
Grosse Bleichen 8, D-2000
Hamburg, Germany

Meir Barel (9)                            620,644 (10)              18.5%

SVM STAR Ventures
Management Gmbh No. 3 (9)                 310,332 (10)               9.6%

SVM STAR Ventures Capital
Management Ltd. (II)                      310,332 (10)               9.6%
SVE STAR Ventures
Enterprises No. III
Gbr (9)                              213,214 (10) (12)               6.7%

Justy Ltd. (II)                      186,199 (10) (13)               5.8%

Austin W. Marxe (14)                 601,616 (15) (16)              18.1%

AWM Investment                       601,916 (15) (16)              18.1%
Company, Inc. (14)

Special Situations                   451,436 (15) (17)              13.8%
Fund III L.P. (14)
MGP Advisers                         451,436 (15) (17)              13.8%
Limited Partnership (14)

Joseph Sabrin(4)                      315,458 (6) (18)              10.0%




Avshalom Aderet                       51,000 (19) (18)               1.6%
28 Hacharoshet Street
Or-Yehuda, Israel

Martin F. Kahn                        20,000 (21) (22)                *
c/o Cadence Information
Associates LLC
767 Fifth Avenue
New York, New York

Abram Peri (2)                                 -0-(23)                -

Jacov Ben-Zvi (2)                              -0-(23)                -

All executive officers and        969,343 (5) (6) (19)              29.9%
directors as a group (7 persons)        (21) (22) (24)



_________________________

*   Less than 1%


(1) Calculated pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934. Accordingly, with respect to each particular beneficial owner, the percentage gives effect to the deemed exercise of such owner's options and warrants (which are currently exercisable or exercisable within 60 days) and the deemed conversion of such owner's convertible shares of Preferred Stock (which are currently convertible or convertible within 60 days); the percentage, however, does not give effect to any deemed exercise or conversion of other holders' outstanding options, warrants and convertible Preferred Stock.

(2) Address is Advances Technology Center, Haifa, Israel.

(3) Pursuant to Schedule 13D filed with the SEC, the number of Common Shares beneficially owned includes (I) 200,000 shares issuable upon conversion of Series A Preferred Shares; and (ii) 58,750 shares issuable upon exercise of currently exercisable warrants.

(4) Address is 462 Seventh Avenue, New York, New York.

(5) Includes shares beneficially owned by Terry I. Steinberg (285,458), Joseph Sabrin (285,458) and Gilbert H. Steinberg (247,427). Such shares are held subject to a Voting Trust Agreement among such persons, expiring in December 1997, wherein the Messrs. Steinberg exercise joint voting control as co-trustees. each of the Messrs. Steinberg and Mr. Sabrin retain dispositive control over their respective shares.

(6) Includes 30,000 shares issuable upon exercise of currently exercisable options held by each of Messrs. T. Steinberg and Sabrin.

(7) Address is c/o Rho Management Co., Inc., 767 Fifth Avenue, New York, New
    York.

(8) Pursuant to Schedule 13D filed with the SEC and other information available to the Company, Messrs. Ruch and Reemtsma are tow of the grantors of Gibraltar Trust, which is the record owner of 400,000 Common Shares (giving effect to the issuance described in item 12 hereof) and holds currently exercisable warrants for the purchase of approximately 220,664 Common Shares. Based upon the Schedule 13D, (i) Mr. Reetsma beneficially owns approximately 571,001 shares (including approximately 203,010 shares issuable upon exercise of currently exercisable warrants) and (ii) Mr.

     Ruch beneficially owns approximately 49,653 shares (including approximately 17,654 shares issuable upon exercise of currently exercisable warrants) and exercises sole voting and dispositive control over such shares. The Schedule 13D indicates further that Mr. Ruch's beneficial ownership includes 25,000 shares held by Rho Management Co., Inc. ("Rho"), -an entity over the assets of which Mr. Ruch exercises sole investment and voting control. As stated in the Schedule 13D, through his position with Rho, which acts as investment adviser to Mr. Reemtsma, Mr. Ruch has investment authority over Mr. Reemtsma's shares and, therefore, shares voting and dispositive power with Mr. Reemtsma over such shares. In addition, an entity affiliated with Messrs. Ruch and Reemtsma is a limited partner of SVE IIIA (as defined in footnote (10); however, neither Mr. Ruch nor Mr. Reemtsma has voting or dispositive power over the shares of the Company beneficially owned by SVE IIIA. The number of Common Shares beneficially owned by Gibraltar Trust, and the number of Common Shares beneficially owned by Mr. Ruch, includes 168,581 shares issuable upon currently exercisable warrants (155,094 for Mr. Reemtsma).

(9)  Address is 28A Leopoldstrasse, Munich, Germany.

(10) Pursuant to Schedule 13D filed with the SEC, (i) SVM STAR Ventures management Gmbh No. 3 ("STAR Germany") manages the investments of SVE STAR Ventures Enterprises No. II Gbr ("SVE II"), SVE STAR Ventures Enterprises No. iii ("SVE III") and SVE STAR Ventures Enterprises No. IIIA Gbr
     ("SVE IIIA"), (ii) SVM STAR Venture Capital Management Ltd. ("STAR Israel") manages the investments of Justy Ltd. ("Justy") and Yozma Venture Capital Ltd. Mr. Barel has the sole power to vote or direct the vote, and the sole power to dispose or direct the disposition of, the shares beneficially owned by SVE II (79,459 shares), SVE III, SVE IIIA (17,660 shares); (v) STAR germany has the sole power to vote or direct the vote, and the sole poser to dispose or direct the disposition of, the shares beneficially owned by SVE II, SVE III and SVE IIIA; and (vi) STAR Israel has the sole power to vote or direct the vote, and the sole power to dispose or direct the disposition of, the shares beneficially owned by Justy and Yozma.

(11) Address is 25 Lechi Street, Bnei Brak, Israel.

(12) The number of Common Shares beneficially owned includes 75,800 shares issuable upon exercise of currently exercisable warrants.

(13) The number of Common Shares beneficially owned includes 66,199 shares issuable upon exercise of currently exercisable warrants.

(14) Address is 153 East 53rd Street, New York, New York.

(15) Pursuant to Schedule 13G filed with the SEC, (i) AWM Investment Company, Inc. ("AWM") serves as (a) the sole general partner of MGP Advisers Limited Partnership ("MGP") and (b) the investment adviser to, and general partner of, Special Situations Cayman Fund, L.P. ("Cayman Fund"); (ii) Austin W. Marxe is President, Chief Executive officer and primary owner of AWM and principal limited partner of MGP; and (iii) MGP is a general partner of, and investment adviser to, Special Situations Fund III, L.P. ("III Fund"). Pursuant to the Schedule 13G, (i) Mr. Marxe has the sole power to vote or direct the vote of the shares beneficially owned by the Cayman Fund (150,480 shares), shared power to vote or direct the disposition of the shares beneficially owned by the Cayman Fund and the III Fund; (ii) AWM has the sole power to vote or direct the vote of the shares beneficially owned by the Cayman Fund and the sole power to dispose or direct the disposition of the shares beneficially owned by the Cayman Fund and III Fund; and (iii) MGP has the sole power to dispose or direct the disposition of the shares beneficially owned by the III Fund.

(16) Based upon Schedule 13G filed with the SEC and other information available to the Company, the number of Common Shares beneficially owned includes 201,915 and 33,333 shares, issuable upon exercise of currently exercisable warrants.

(17) The number of Common Shares beneficially owned by the III Fund includes 151,436 shares issuable upon exercise of currently exercisable warrants.

(18) Shares (excluding shares subject to outstanding options) are held subject to a Voting Trust Agreement as descried in footnote (5).

(19) Includes 15,000 shares issuable upon exercise of currently exercisable options.

(20) Shares are held in trust for the benefit of Mr. Aderet.

(21) Represents shares issuable upon exercise of currently exerciseable options.

(22) Options are held in the name of Cadence Information Associates LLC, a Delaware limited liability Company of which Mr. Kahn is the sole manager and a member with a 50% membership interest.

(23) Does not include shares beneficially owned by Elron for which Mr. Peri and Dr. Ben-Zvi serve as officers.

(24) Includes 20,000 shares issuable upon exercise of currently exercisable options held by an executive officer of the Company.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     REPURCHASE AGREEMENT

          The Company, Terry I. Steinberg and Joseph Sabrin are parties to an agreement which requires the Company, upon the death of either such person, to purchase from the estate of such person up to $500,000 of the Company's Common Stock at a price per share equal to the Company's revenues for the last four completed fiscal quarters immediately preceding the date of death divided by the number of outstanding shares of Common Stock at the time of death. The Company's purchase obligation is conditioned upon its receipt of, and is only to the extent of, life insurance proceeds on such persons.

     ELRON ELECTRONIC INDUSTRIES LTD.

          Pursuant to a Stockholders' Agreement, dated August 12, 1994, among Elron, Adar, an indirect wholly-owned subsidiary of Elron, Elron Technologies Inc., a wholly-owned subsidiary of Elron ("Technologies"), Messrs. T.
Steinberg, Sabrin and Gilbert Steinberg and the Company (the "Stockholders' Agreement"), Messrs. T. Steinberg, Sabrin and G. Steinberg have agreed to vote all voting securities of the Company owned or controlled by them in favor of two designees of Elron to the Board of Directors and Elron, Technologies and Adar have agreed to vote all voting securities of the Company owned or controlled by them in favor of the four designees of Messrs. T. Steinberg and Sabrin to the Board of Directors (including, but not necessarily, themselves). Elron's right to designate two persons to the Board shall continue for as long as it beneficially owns equity securities of the Company representing, or which are convertible into, at least 20% of the outstanding shares of Common Stock of the Company. The right of Messrs. T. Steinberg and Sabrin to designate four persons to the Board shall continue for as long as they, together with Mr. G. Steinberg, beneficially own or hold as voting trustees, in the aggregate, equity securities of the Company representing, or which are convertible into, at least 20% of the outstanding shares of Common Stock of the Company.

          In addition, pursuant to the Stockholders' Agreement, (i) Messrs. T. Steinberg, Sabrin and G. Steinberg and the Company shall have a right of first refusal until August 12, 1999 with respect to certain proposed dispositions of shares by Elron, Technologies or Adar; (ii) Elron shall have a right of first refusal until August 12, 1999 with regard to certain contemplated private equity financing by the Company; (iii) Elron, Technologies and Adar have agreed that, until August 12, 1996, except as provided in (ii) above, they will not, directly or indirectly, without the prior written consent of the Company, (a) acquire any equity securities of the Company or any securities which are exercisable for the purchase of, or convertible into or exchangeable for, equity securities of the Company; (b) solicit any proxies with respect to any voting securities of the Company or become a participant in any election contest or seek to advise or influence any person with respect to the voting of any voting security of the Company or (c) make a disposition of any of its shares; and (iv) in the event the Company shall agree to register for resale under the Securities Act of 1933, as amended (the "Act"), any of the shares of Common Stock owned by Messrs. T. Steinberg, Sabrin or G. Steinberg, it shall grant to Elron, Technologies and Adar a similar right to register for resale under the Act a proportionate number of shares of Common Stock owned by them (a similar right applying likewise to Messrs. T. Steinberg, Sabrin and G. Steinberg in the event the Company agrees to register for resale under the Act shares owned by Elron, Technologies or Adar).

         Contemporaneously with the Series B Preferred Stock Agreement, the Company agreed with Elron to include a certain registration statement to be filed the resale of the 600,000 shares of Common Stock beneficially owned by Elron as well as the 240,000 shares of Common Stock issuable to Elron upon conversion of its Series A Preferred Stock and upon the exercise of an outstanding warrant.

    SERIES B PREFERRED STOCK FINANCING

         The Series B Preferred Stock Agreement provides for the issuance of additional shares of Common Stock to the Series B Purchasers in the event the Company shall make certain issuances of Common Stock or grant certain options, warrants or other rights to acquire shares of Common Stock at a price less than $1.50 per share.

         Pursuant to the Series B Preferred Stock Agreement, the Company also undertook to file a registration statement with the SEC covering the resale of 1,500,000 shares of Common Stock issuable to the Series B Purchasers upon conversion of the Series B Preferred Stock and upon exercise of their Warrants. Pursuant to the Series B Preferred Stock Agreement, since the registration statement was not declared effective by the SEC by December 31, 1995, the Company became obligated to issue to the Series B Purchasers an aggregate of 200,000 additional shares of Common Stock and additional warrants for the purchase of an aggregate of 100,000 shares of Common Stock. In the event the registration statement is not declared effective by the SEC by June 30, 1996 or December 31, 1996, the Company shall be obligated to make like issuances to the Series B Purchasers on each occasion. The Series B Purchaser to likewise, under certain circumstances, designate a person to be a member of an expanded Board of Directors.

    DEBT FINANCING

         As discussed under Item 6 hereof, effective December 5, 1995, the Company entered into a Loan and Registration Rights Agreement (the "Loan Agreement") with Gibraltar Trust, Justy Ltd., Yozma Venture Capital Ltd., SVE Star Ventures Enterprises No. II Gbr., SVE Star Ventures Enterprises No. 111 Gbr., SVE Star Ventures Enterpriese No. IIIA Gbr., Elron and Gilbert H. Steinberg (collectively, the "Lenders") See Item 11 hereof) pursuant to which, among other things, the Company borrowed an aggregate of $500,000 (the "Loans"), The promissory notes evidencing the Loans provide for interest at the rate of 10% per annum and the payment of the principal amount one year from the date of issuance. The notes provide further that, in the event the Company shall dispose of any of its assets for an aggregate purchase price of more that $100,000, then, to the extent of any net proceeds received, the Company must repay the notes. The repayment of all amounts due under the notes is to be secured by a security interest in all the assets of the Company (subject to the terms of a certain Security Agreement among the parties). As discussed in Item 1(a) hereof, the Company is obligated to repay the Loans out of the proceeds received in connection with the sale of PC Canada.

         In consideration of the Loans, the Lenders were issued five year warrants for the purchase of an aggregate of 75,000 Common Shares of the Company at an exercise price of $1.50 per share. The Loan Agreement provides that, six months from the date thereof, the Lenders may be entitled to receive additional warrants for the purchase of up to 37,500 additional Common Shares of the Company (dependent upon the outstanding principal amount of the notes at such time). Pursuant to the Loan Agreement, the Lenders have also been given certain demand and piggyback registration rights with regard to the Common Shares issuable pursuant to the warrants.

 Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

         EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
                    2(a) Asset Purchase Agreement dated as of August 12,
                         1994 among the Company, PC Etcetera Israel Ltd., Elron Electronic Industries Ltd., Adar International, Inc. and Elron Technologies Inc.(1)
                     (b) Stock Purchase Agreement dated as of January 31,
                         1996 by and between Training Holdings L.L.C. and PC Etcetera Inc.(2)
                    3(a) Certificate of Designation with regard to Series
                         A Preferred Stock (3)
                     (b) Certificate of Amendment of Certificate of
                         Incorporation with regard to reverse split (4)
                     (c) Certificate of Incorporation, as amended.
                     (d) By-laws. (5)
                    9 Voting Trust Agreement dated December 29, 1987 between Gilbert Steinberg, Terry I. Steinberg and Joseph Sabrin, individually, and Gilbert Steinberg and Terry I. Steinberg as co-Trustees.(5)
                   10(a) Lease for premises situated at 462 Seventh
                         Avenue, 4th Floor New York, New York. (4)
                     (b) Lease for premises situated at 462 Seventh
                         Avenue, 18th Floor,  New York, New York (6)
                     (c) Lease for premises situated at 19 Fulton Street,
                         New York, New York. (5)
                     (d) Lease for premises situated at 120 Wood Avenue
                         South, Iselin, New Jersey. (5)
                     (e) Lease  Amendment for premises situated at 120
                         Wood Avenue South, Iselin, New Jersey. (4)
                     (f) Amended and Restated 1987 Stock Option Plan. (7)
                     (g) Agreement dated as of May 30, 1989 among Terry
                         I. Steinberg, Joseph Sabrin and the Company, as amended. (6)
                     (h) Lease for premises situated at 690 Market
                         Street, San Francisco, California. (8)
                     (i) Financing Agreement - Receivables dated November
                         20, 1990 between the Company and Rosenthal &
                         Rosenthal, Inc. (4)
                     (j) Stockholders' Agreement dated as of August 12,
                         1994 among the Company, Elron Electronic
                         Industries Ltd., Adar International, Inc., Elron Technologies Inc., Terry I. Steinberg, Joseph Sabrin and Gilbert H. Steinberg. (1)
                     (k) Stock Purchase Agreement dated as of March 15,
                         1995 among the Company, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Gibraltar Trust, Justy Ltd., Yozma Venture
                         Capital Ltd., SVE STAR Ventures Enterprises No.
                         II GbR, SVE STAR Ventures Enterprises No. III
                         GbR and SVE STAR Ventures Enterprises No. IIIA
                         GbR (collectively, the "Series B Purchasers"). (3)
                     (l) Form of Warrant dated March 15, 1995 issued to
                         the Series B Purchasers for the purchase of an aggregate of 500,000 shares of Common Stock of the Company. (3)

                     (m) Loan and Registration Rights Agreement dated
                         December 5, 1995 among the Company, Gibraltar, Justy, Yozma, SVE II, SVE III, SVE IIIA, Elron and Gilbert H. Steinberg (collectively, the "Lenders"). (9)
                     (n) Form of Promissory Note dated December 5, 1995
                         issued to the Lenders with regard to $500,000 aggregate principal amount of indebtedness. (9)
                     (o) Form of Warrant dated December 5, 1995 issued to
                         the Lenders for the purchase of an aggregate of 75,000 Common Shares of the Company. (9)
                     21  Subsidiaries.
                     23  Consent of Arthur Andersen, LLP

         (b)  REPORTS ON FORM 8-K

    No report on Form 8-K was filed by the Company during the three month period ended December 31, 1995 as follows:


- -------------------
1Denotes document filed as an exhibit to the Company's Current Report on Form 8-K for an event dated August 12, 1994 (File No. 0-17419) and incorporated herein by reference.
2Denotes document filed as an exhibit to the Company's Current Report on Form 8-K for an event dated January 31, 1996 (File No. 0-17419) and incorporated herein by reference.
3Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-17419) and incorporated herein by reference.
4Denotes document filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-17419) and incorporated herein by reference, as amended by document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 (File No. 0-17419) and incorporated herein by reference.
5Denotes document filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-19521) and incorporated herein by reference.
6 Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 (File No. 0-17419) and incorporated herein by reference.
7Denotes document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 (File No. 0-17419) and incorporated herein by reference.
8Denotes document filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-17419) and incorporated herein by reference.
9Denotes document filed as an exhibit to the Company's Registration Statement on Form S-2 (Registration No. 33-93842) and incorporated herein by reference.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of PC Etcetera, Inc.:

We have audited the accompanying consolidated balance sheet of PC Etcetera, Inc. and subsidiaries (a Delaware corporation) as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement
presentation.   We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PC Etcetera, Inc. and subsidiaries as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, certain factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                      ARTHUR ANDERSEN LLP


March 8, 1996
New York, New York

                                   NORMAN STUMACHER
                             CERTIFIED PUBLIC ACCOUNTANT


                            585 Stewart Avenue, Suite 760
                             Garden City, New York, 11530

Board of Directors
PC Etcetera, Inc.
462 Seventh Avenue
New York, NY 10123


                             INDEPENDENT AUDITOR'S REPORT


I have audited the consolidated balance sheet of PC Etcetera, Inc. and subsidiaries as of December 31, 1994 and the related consolidated statements of income and retained earnings and cash flows for the year ended December 31,1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial statements of PC Etcetera Israel Ltd., a wholly- owned subsidiary for the period July 1, 1994 (inception) through December 31,1994, which statements reflect total assets and revenues constituting 8 percent and 4 percent, respectively, of the related consolidated totals as of December 31, 1994 and for the year then ended, respectively. These statements were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to the amounts included for PC Etcetera Israel Ltd., is based solely on the report of the other auditors.

I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit the report of the other auditors provides a reasonable basis for my opinion.

In my opinion, based on my audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial of PC Etcetera, Inc. as of December 31, 1994, and the results of its operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

                                 /s/ Norman Stumacher

Garden City, NY
March 17, 1995

                         PC ETCETERA, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31, 1995


ASSETS:
- -------
CURRENT ASSETS:
- ---------------
Cash and Cash Equivalents                                    $151,462
Accounts Receivable,
net of allowance for doubtful accounts of $32,435             730,883
Inventories                                                    32,467
Prepaid Expenses and Other Current Assets                      32,192
Assets Held for Sale (Note 16)                              1,006,897
                                                        --------------
Total Current Assets                                       $1,953,901
PROPERTY AND EQUIPMENT: (NOTE 3)
- ----------------------
Net of accumulated depreciation and amortization
of $724,166                                                   539,769
OTHER ASSETS:
- ------------                                                   72,997
                                                        --------------

TOTAL ASSETS                                               $2,566,667
                                                        --------------
                                                        --------------


LIABILITIES AND STOCKHOLDERS' EQUITY:
- -------------------------------------
CURRENT LIABILITIES:
- --------------------
Accounts Payable and Accrued Expenses                      $1,313,665
Loans Payable - Current Portion (Note 4)                      330,889
Loans Payable - Related Party (Note 12)                       535,707
Capital Equipment Obligations Current Portion (Note 6)         70,365
Deferred Revenue (Note 7)                                      30,382
Liabilities in Connection with Assets Held for Sale
(Note 16)                                                     807,727
                                                         -------------
Total Current Liabilities                                  $3,188,735
                                                         -------------
LONG TERM LIABILITIES:
- ----------------------
Loans Payable (Note 4)                                         23,113
Capital Equipment Obligations (Note 6)                        124,920
                                                         -------------

TOTAL LIABILITIES                                           3,333,768
                                                         -------------


COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 5):
- ----------------------------------------
Common Stock,
$.01 Par Value, 15,000,000
Shares Authorized,
3,127,462 Issued and
Outstanding                                                    31,275
Preferred Stock,
$.001 Par Value, 5,000,000
Shares Authorized, 1,000,000 Series A
Issued and Outstanding                                          1,000
Additional Paid In Capital                                  5,284,283
Accumulated Deficit                                        (6,086,659)
                                                        --------------
Total Stockholders' Equity(Deficit)                          (770,101)
                                                        --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
                                                           $2,566,667
                                                        --------------
                                                        --------------

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                           OF THESE CONSOLIDATED STATEMENTS

                         PC ETCETERA, INC.  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED DECEMBER 31,

                                                   1995                1994
                                                   ----                ----
Net Sales                                   $11,148,929         $10,456,704
Cost of Sales                                 7,231,364           5,426,152
                                            -----------         -----------
Gross Profit                                  3,917,565           5,030,552

Selling, General and
  Administrative Expenses                     5,521,837           5,514,076
Research and Development                        891,686             713,167
Write Down of Software Investment             1,202,100                   0
                                            -----------         -----------
Operating Loss                              (3,698,058)         (1,196,691)

Interest Expense, Net of Interest Income
  of $34,944 and $2,363                       (147,917)           (121,847)
                                            -----------         -----------

Net Loss                                   ($3,845,975)        ($1,318,538)
                                            -----------         -----------
                                            -----------         -----------

Net Loss Per Share                              ($1.36)             ($0.85)
                                            -----------         -----------
                                            -----------         -----------
Weighted Average Number
  of Shares:                                  2,827,462           1,553,462
                                            -----------         -----------
                                            -----------         -----------

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                           OF THESE CONSOLIDATED STATEMENTS

                          PC ETCETERA, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  DECEMBER 31, 1995


                                                                                       ADDITIONAL
                                   COMMON         STOCK        PREFERRED     STOCK       PAID IN
                                   STOCK          AMOUNT         STOCK       AMOUNT      CAPITAL        DEFICIT         TOTAL

Balance,  December 31, 1993      6,337,308       $63,374               0         $0     $1,374,209     ($922,146)      $515,437

Net loss                                                                                              (1,318,538)    (1,318,538)

Issuance of Stock and
Warrants                         3,300,000        33,000         488,000        488      1,868,992                    1,902,480

Exercise Of Warrants                                             512,000        512        511,488                      512,000
                                -----------      --------      ---------     ------     ----------   ------------    -----------


Balance,  December 31, 1994      9,637,308        96,374       1,000,000      1,000      3,754,689    (2,240,684)     1,611,379
One for five reverse stock
split                           (7,709,846)      (77,099)                                   77,099                          -0-
Issuance of
Common Stock                     1,200,000        12,000                                 1,452,495                    1,464,495
Net Loss                                                                                              (3,845,975)    (3,845,975)
                                -----------      --------      ---------     ------     ----------   ------------    -----------

Balance December 31,1995         3,127,462       $31,275       1,000,000     $1,000     $5,284,283   ($6,086,659)     ($770,101)
                                -----------      --------      ---------     ------     ----------   ------------    -----------
                                -----------      --------      ---------     ------     ----------   ------------    -----------


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL
                        PART OF THESE CONSOLIDATED STATEMENTS

                          PC ETCETERA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31,


                                                          1995            1994
                                                          ----            ----
    CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                      ($3,845,975)    ($1,318,538)

    ADJUSTMENTS TO RECONCILE NET  LOSS TO NET
    CASH (USED IN)  OPERATING ACTIVITIES:
     Write Down of Software Investment               1,202,100               0
     Depreciation and Amortization                     814,591         510,458
     Provision for Doubtful Accounts                    32,435               0
     Gain on Sale of Property and Equipment            (6,690)               0

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Decrease in Accounts Receivable                         93,584         228,932
(Increase) Decrease in Prepaid Expenses and
Other Current Assets                                  (58,329)          19,222
(Increase) in Inventories                             (32,467)               0
Decrease in Other Assets                                32,116           4,583
Increase in Accounts Payable and Accrued
Expenses                                               402,946         281,352
(Decrease) in Deferred Revenue                        (49,588)        (52,440)
                                                      --------        --------

    NET CASH (USED IN) OPERATING ACTIVITIES        (1,415,277)       (326,431)
                                                   -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of  Property and Equipment                  (160,640)       (394,738)
Proceeds from Sale of Property and Equipment            72,672               0
                                                        ------               -
NET CASH (USED IN) INVESTING ACTIVITIES               (87,968)       (394,738)
                                                      --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Loans Payable                              0         269,251
    Principal Repayment  of Loans Payable             (53,774)        (38,165)
    Proceeds from Loans  Payable - Related
    Party                                              500,000               0
    Net (Repayment) Proceeds from Short Term
    Borrowings                                       (118,693)         199,250
    Repayment of Capital Equipment Obligations       (183,541)       (173,868)
    Net Proceeds from Issuance of Common and
    Preferred Stock                                  1,464,495         512,000
                                                     ---------       ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES       1,608,487         768,468
                                                     ---------         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS              105,242          47,299
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          77,777          30,478
LESS CASH AND CASH EQUIVALENTS INCLUDED IN NET
ASSETS HELD FOR SALE                                  (31,557)               0
                                                      --------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $151,462         $77,777
                                                     ---------         -------
                                                     ---------         -------

                   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for
    Interest (net of amount capitalized)              $173,758        $123,499
    Income taxes                                        $4,217         $25,790

        SUPPLEMENTAL SCHEDULE OF NON -CASH INVESTING AND FINANCING ACTIVITIES

    Capital lease obligations of $150,026 and $213,214, respectively, were incurred when the Company entered into lease arrangements for new equipment during the years ended December 31, 1995 and 1994, respectively.
    The Company effectuated a 1 for 5 reverse stock split in April 1995 resulting in a reclassification between common stock and paid in capital of $77,099. (Note 5)
    Concurrent with the reverse stock split, 1,000,000 shares of preferred stock were converted into 1,000,000 (post reverse split) shares of common stock. (Note 5)
    $149,890 and $222,855 of property and equipment were fully depreciated and taken off the books during the years ended December 31, 1995 and 1994 respectively.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                          PC ETCETERA, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1995

NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

    PC ETCETERA, Inc. (the "Company") develops and offers instructor-led and computer-based personal computer training programs, and provides contract consulting services, primarily to large business and public sector organizations. For the year ended December 31, 1995, revenues from instructor led training comprised 61% of total revenues while consulting services and computer-based training ("CBT") revenues accounted for 27% and 12% of total revenues respectively.

    The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts for the prior period have been reclassified to conform with the 1995 presentation.

    As of December 31, 1995, the Company had eight facilities operating. Two are located in New York City, one in Metropark, New Jersey, three in Canada, and one in Northern California. (Note 16)

    A summary of the Significant Accounting Policies consistently applied in the preparation of the accompanying financial statements is as follows:

USE OF ESTIMATES
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
    For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE
    Invoices are issued to customers upon completion of training or consulting period or delivery of CBT program, or at month end with prior arrangement with client. The Company's customers are mainly large firms and no one customer accounts for more than ten percent of total gross revenue.

INVENTORIES
    Inventories consist of computer software and components. Inventories are carried at the lower of cost or market determined by the first in, first out method.

PROPERTY AND EQUIPMENT
    Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the period of the lease or the useful life of the asset.

REVENUE RECOGNITION
    Revenues related to instructor-led training are recognized over the life of the training course. CBT revenues are recognized upon delivery of the program. Contract consulting revenue is recognized as the services are performed. The Company's refund policy provides that dissatisfied trainees may either attend the same course without charge or the trainee's employer may request a full refund. It is Company policy to reserve for potential refunds; however, an allowance for refunds has not been established because historically no refunds have been issued. Retakes are provided on a seat availability basis and as such the Company incurs no financial exposure related to these retakes.


RESEARCH AND DEVELOPMENT
    All research and development costs are charged to expenses when incurred.

INCOME TAXES
    Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FOREIGN CURRENCY
    As of December 31, 1995, the Company had operations in Canada and Israel. (Note 14) The financial records of the Israeli subsidiary are maintained in U.S. dollars because the currency of the primary economic environment in which the operations of the subsidiary are conducted (the functional currency) is the U.S. dollar. Transactions and balances in the Canadian subsidiary are maintained in Canadian dollars and translated into U.S. dollars in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board. Exchange gains and losses were not material for the year ended December 31, 1995.

EARNINGS PER SHARE
    Earnings per share calculations are based on weighted average number of shares of common stock outstanding and dilute common stock equivalents outstanding. All earnings per share amounts have been adjusted to give effect to the reverse stock split (Note 5).

REVERSE SPLIT
    Except as otherwise indicated, all references herein to numbers of shares of Common Stock and per share amounts give retroactive effect to the Company's one-for-five reverse split effectuated on April 19, 1995.


NOTE 2 -  GOING CONCERN:

    As reflected in the consolidated financial statements, the Company has experienced continuing net losses and negative cash flows from operations and maintains negative working capital and negative stockholders equity. The Company's continuing existence is dependent upon its ability to achieve and maintain profitable operations. The Company is presently exploring opportunities in order to fund the working capital deficiency including expanding its marketing efforts, implementing an aggressive cost reduction plan, negotiating with vendors and seeking additional financing.

NOTE 3 - PROPERTY AND EQUIPMENT

    Major classifications of property and equipment and their respective lives are summarized below:


                             December 31, 1995        Depreciable lives:
Furniture and Fixtures            $193,095                 5-8 years
Office Equipment                       -0-                 3-5 years
Computer Equipment                 862,311                 3-5 years
Leasehold Improvements             208,529                 Shorter of term of
                                                           lease or useful life
                                  ---------
                                 1,263,935
Accumulated Depreciation
   and Amortization               (724,166)
                                  --------

Net Property and Equipment        $539,769
                                  --------
                                  --------

Depreciation and amortization expense for the years ended December 31, 1995 and 1994 were $458,284 and $326,634, respectively. During the year ended December 31, 1995, $40,642 of furniture & fixtures, $44,531 of office equipment and $64,717 of computer equipment were fully depreciated and taken off the books.

NOTE 4 - LOANS PAYABLE

SHORT TERM FINANCING

    In 1990, the Company entered into a financing arrangement to finance its trade receivables (excluding those from the Company's Canadian subsidiary). The arrangement expires on April 30, 1996. The balance outstanding under the arrangement is limited to 75% of eligible receivables and bears interest at the rate of 4% above prime per annum . In addition, the Company pays a facility fee of $7,500 per contract year or 2% of the average monthly daily cash balances of the loan, whichever is less. Borrowings under the arrangement are secured by the Company's accounts receivable. At December 31, 1995, the loan balance was $354,570.

BANK DEBT
    In 1994, the Company obtained a bank loan for the purchase of state-of-the-art computer equipment and other fixed assets. The bank loan matures in May 1997 and carries an interest rate of 9% per annum. The bank loan (net of current portion of $ 76,319) at December 31, 1995 was $23,113.

Summary of Loans Payable:

    Short Term Financing     $354,570
    Bank Debt                  99,432
                              -------
                              454,002
Less Current Portion          430,889
                              -------
                             $ 23,113

NOTE 5 - STOCKHOLDERS' EQUITY

    In August 1994, the Company issued 3,300,000 shares of common stock in connection with the acquisition of substantially all of the assets of the ACE Division of Elron Electronic Industries Ltd. ("Elron") and Adar International, Inc. ("Adar"). PC Etcetera Israel, Ltd., ("PC Israel"), the Company's wholly owned subsidiary, which operated the acquired businesses, is expected to cease operations on March 31, 1996. ( Note

16). In connection with the acquisition, the Company issued to Elron 488,000 shares of Series A preferred stock and warrants to acquire an additional 712,000 shares of common stock at a price of $1 per share. These warrants were issued at an exercise price above market value. Pursuant to the terms of the warrants, in September 1994, at the request of the Company, Elron exercised the warrants to the extent of $512,000. Since the exercise was based on the Company's request, in lieu of shares of common stock, Elron was issued 512,000 shares of Series A preferred stock.

    Effective April 19, 1995, the Company effectuated a one-for-five reverse split of the shares of Common Stock.

    In March 1995, the Company issued an aggregate of 1,000,000 shares of Series B preferred stock and four-year warrants for the purchase of an aggregate of 2,500,000 shares of common stock at an exercise price of $.55 per share for an aggregate Purchase price of $1,500,000. Effective with the April 19, 1995 reverse split, the shares of Series B preferred stock were converted into 1,000,000 shares of common stock (post split) and the warrants become exercisable for the purchase an aggregate of 500,000 shares of common stock at a price of $2.75 per share (Note 13). These warrants were issued at an exercise price above market value. In addition, pursuant to the Series B preferred stock agreement the Company has undertaken to file a registration statement with the SEC to register the shares issuable upon conversion of the Series B preferred stock and upon exercise of the warrants. Since this registration statement was not declared effective by December 31, 1995, the Company issued 200,000 additional shares of common stock in accordance with the Series B preferred stock agreement.


NOTE 6 - LEASES

    The Company conducts its operations principally from leased facilities. These facilities consist of office and classroom space at eight locations pursuant to leases which expire through the year 2003. The Company has also entered into capital lease arrangements for certain fixed assets. Future minimum lease payments with respect to leases in effect at December 31, 1995 are as follows:

                                       Capital             Operating
                                       -------             ---------
1996                                   $158,131           $  488,186
1997                                     51,730              422,862
1998                                     11,702              310,859
1999                                                         330,794
2000                                                         330,794
Thereafter                                                   960,000
                                       ---------          ----------
                                       $221,563           $2,843,495
Less: Amounts representing interest     (26,278)
                                       ---------
                                       $195,285

Rental expense for the years ended December 31, 1995 and 1994 were $1,010,138 and $979,218, respectively.

NOTE 7 - DEFERRED REVENUE

    The Company enters into agreements with certain clients whereby blocks of training coupons are purchased in advance at discount prices. The purchases are recorded as a liability to provide such training. Revenues are recognized as classes are attended. At December 31, 1995, deferred revenue was $30,382. The entire liability is considered current as classes are normally attended in the quarter subsequent to the purchase.

NOTE 8 - ACQUISITION

    Effective July 1, 1994, the PC Israel purchased substantially all of the assets of the ACE Division of Elron and the Company acquired substantially all of the assets of Adar. The acquisition was accounted for under the purchase method of accounting. The division was engaged in the design, development and production of CBT courseware and interactive multimedia training. Adar was ACE's United States marketing arm. In connection with the purchase, the Company issued 3,300,000 shares of common stock valued at the fair market value at date of acquisition of $0.42 per share, 488,000 shares of preferred stock valued at the fair market value of $1 per share and 712,000 warrants valued at the fair market value at date of acquisition of $.04 each. The fair values of assets acquired subject to certain liabilities as of July 1, 1994 were as follows:


    Computer Equipment                 $   60,000
    Automobiles                            15,000
    Accounts Receivable                   414,039
    Software(Note 12)                   1,717,286
    Liabilities to Employees             (151,781)
    Accounts Payable                     (152,064)
                                       ----------
                                       $1,902,480
                                       ----------

The results of operations of the acquired company are included in the Statement of Operations for the period from July 1, 1994 through December 31, 1994. Pro forma results of operations, as if the acquisition had occurred at the beginning of the year, are as follows:

                                    1994
REVENUES                     $10,804,534
NET LOSS                     ($1,770,226)
NET LOSS PER SHARE                ($0.85)


NOTE 9 - STOCK OPTIONS AND WARRANTS

    The Company has adopted an Amended and Restated 1987 Stock Option Plan under which 600,000 shares of the Company's common stock have been reserved for issuance to employees and non-employee Directors, among others. At December 31, 1995, options had been issued to employees and consultants to purchase 415,200 shares of common stock with prices ranging from $0.94 to $5.00 per share.

    Of the above stock options, 288,100 were exercisable as of December 31, 1995. No options were exercised during the year ended December 31, 1995.


                                 OUTSTANDING     EXERCISABLE       PRICE RANGE
Outstanding December 31, 1994     409,800          255,200       $0 .94 - $5.00

Options Granted                    30,000             -           $1.70 - $5.00
Options Canceled                  (24,600)            -           $1.88 - $5.00
Options Exercised                    -                                 -

Outstanding December 31, 1995     415,200          288,100       $0.94  - $5.00

    In April 1992, the Company granted a warrant to purchase 36,000 shares of common stock to a consultant. This warrant is exercisable at $2.50 and expire on December 31, 1998. In addition, warrants are outstanding and held by Elron for the purchase of 40,000 shares of common stock at a price of $5 per share. The Company has also issued four year warrants for the purchase of 500,000 shares of common stock at a price of $2.75 a share (see
Note 5) as well as warrants issued in connection with a loan obtained (Note 12) to purchase 75,000 shares at a price of $1.50 per share.

All of the above options and warrants were granted at or above fair market value as of the date of grant and no compensation expense was recorded.

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

NOTE 11 - SOFTWARE

    The total amount of software costs amortized for the years ended December 31, 1995 and December 31, 1994 was $343,457 and $171,728, respectively. These costs are included in research and development. It is the Company's policy to project future gross revenues and costs related to the software costs and to write off any amount in excess of the net realizable value. During the fourth quarter of 1995, in connection with the decision to close PC Israel (Note 16), the Company determined there would be no continuing value to the asset. As a result, it has written off the entire remaining net book value of $1,202,100


NOTE 12 - RELATED PARTY TRANSACTIONS

    In 1991, the Company obtained a loan from an unrelated party in the amount of $100,000 with a 10% interest rate. During the year ended December 31, 1993, the note was assigned to a then member of the Company's Board of Directors. The loan is payable on demand and is currently unsecured. The security agreement whereby the loan was secured by all personal property, other than that property secured pursuant to the financing agreement described above, was subsequently released. At December 31, 1995, the loan balance, including interest, was $35,707.

    In 1995 the Company obtained a loan from certain related parties in the amount of $500,000 with a 10% interest rate. The loan is payable in December, 1996 and is currently unsecured until such time as the Company is able to obtain waivers from certain lien holders of the Company. Simultaneously, in consideration of the loans, the lenders were being issued by the Company warrants for the purchase of an aggregate of 75,000 shares of the Company's common stock at a price of $1.50 per share. These warrants were issued at a price in excess of market value. Under certain circumstances, the lenders are entitled to receive additional identical warrants for the purchase of 37,500 shares of common stock. The terms of the loan provide that, in the event the Company disposes of any assets for an aggregate price of more than $100,000 then to the extent of any net proceeds received, the Company must repay the notes.
At December 31, 1995, the loan balance, including interest, was $506,601. Of such amount, $250,000 was subsequently repaid from the proceeds of the sale of the Canadian subsidiary. The remaining balance of the notes is due and payable.


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

    Pursuant to the Series B Preferred Stock Agreement the Company has filed a registration statement with the Securities and Exchange Commission covering the resale of the 1,500,000 shares of Common Stock issued or issuable to the Series B purchasers. As discussed in Note 5 Pursuant to the Series B Preferred Stock Agreement, since the registration statement was not declared effective by the SEC by December 31, 1995, the Company became obligated to issue to the Series B Purchasers an aggregate of 200,000 additional shares of Common Stock and additional warrants for the purchase of an aggregate of 100,000 shares of Common Stock. These warrants were issued in excess of market value. In the event the registration statement is not declared effective by June 30, 1996 or December 31, 1996, the Company will be obligated to issue a like number of shares and warrants on each occasion.

NOTE 14 -  FOREIGN REVENUE


RESULTS OF FOREIGN OPERATIONS
                                                                   FOR THE YEAR ENDED 12/31/95
                                                              %                             %                             %
                                             US              OF         CANADA             OF         ISRAEL             OF
                                                           TOTAL                         TOTAL                         TOTAL
                                       --------------------------------------------------------------------------------------
REVENUE FROM UNRELATED THIRD PARTIES   $7,097,409            64%     $3,335,461            30%        716,059             6%
INTERCOMPANY REVENUE                            0                             0                       174,517
                                      ------------                  ------------                    ----------
TOTAL REVENUE                          $7,097,409            63%     $3,333,461            29%       $890,576             8%
                                      ------------                  ------------                    ----------
                                      ------------                  ------------                    ----------
NET LOSS                              ($3,166,529)           82%       ($23,106)            1%      ($656,340)           17%
                                      ------------                  ------------                    ----------
                                      ------------                  ------------                    ----------
IDENTIFIABLE ASSETS                    $1,542,623                      $644,771                      $379,611
                                      ------------                  ------------                    ----------
                                      ------------                  ------------                    ----------

                                                                   FOR THE YEAR ENDED 12/31/94
                                                              %                             %                             %
                                             US              OF         CANADA             OF         ISRAEL             OF
                                                           TOTAL                         TOTAL                         TOTAL
                                       --------------------------------------------------------------------------------------
REVENUE FROM UNRELATED THIRD PARTIES   $7,963,030            76%     $2,138,998            21%       $354,656             3%
INTERCOMPANY REVENUE                            0                             0                       103,548
                                      ------------                  ------------                    ----------
TOTAL REVENUE                          $7,963,030            76%     $2,138,998            20%       $103,548             4%
                                      ------------                  ------------                    ----------
                                      ------------                  ------------                    ----------
NET LOSS                                ($800,840)           60%        ($5,584)            -%      ($458,204)           40%
                                      ------------                  ------------                    ----------
                                      ------------                  ------------                    ----------
IDENTIFIABLE ASSETS                    $3,359,700                      $466,737                      $474,244
                                      ------------                  ------------                    ----------
                                      ------------                  ------------                    ----------


NOTE 15 - INCOME TAXES

There was no income tax expense or benefit recorded for the years ended December 31, 1995 or 1994.

The Company has a net operating loss ("NOL") carryforward for income tax purposes which is available to offset future taxable income. This NOL totals $4,485,215 and expires in the years 2006 through 2010. A valuation allowance of $4,485,215 has been reserved by the Company for the entire NOL. The utilization of these carryforwards is subject to yearly limitations as a result of ownership changes.

NOTE  16 - SUBSEQUENT EVENTS

    Effective January 31, 1996, all of the outstanding stock of the Company's Canadian subsidiary (the "Subsidiary") was sold to a private company for net proceeds of $731,000. These net proceeds include a non refundable licensing fee related to certain computer software in connection therewith. Pro forma results of operations, as if the sale had occurred on January 1, 1994 are as follows:

                                  1995                1994
                                  ----                ----
Revenues                      $7,850,810         $ 8,317,708
Net Loss                     ($3,965,527)        ($1,475,293)
Net Loss Per Share                ($1.40)             ($0.95)

Proforma revenues were adjusted to reflect revenues from software development services from the Company to the Subsidiary, which had been eliminated in the consolidation process, but would have been payable to the Company had the Company been unaffiliated.

The Company has also decided to cease operations of its wholly-owned Israeli subsidiary, PC Etcetera Israel Ltd., effective March 31, 1996.

The net assets and liabilities of both of the Company's wholly-owned subsidiaries which are either being sold or closed are included in the consolidated balance sheets as net assets held for sale and are as follows;


                                      Canada         Israel         Total
                                     --------       --------      ---------
Currents Assets                      $479,471       $203,531      $ 683,002
Property & Equipment (Net)            142,778        176,080        318,858
Other Assets                            5,037              0          5,037
                                     --------       --------      ---------
Total assets held for sale           $627,286       $379,611     $1,006,897
                                     --------       --------      ---------
Current Liabilities                  $242,909       $529,057      $ 771,966
Other Liabilities                         -0-         35,761         35,761
                                     --------       --------      ---------
Total Liabilities in connection
with assets held for sale            $242,909       $564,818     $  807,727
                                     --------       --------      ---------
                                     --------       --------      ---------

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PC ETCETERA, INC.


March 29, 1996                              By:  /s/ Terry I. Steinberg
                                                 ----------------------
                                                 Terry I. Steinberg,
                                                 President

                                ______________________

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Martin Kahn
- --------------
Martin Kahn                  Chairman and Director               March 29, 1996


/s/ Terry I. Steinberg
- ----------------------
Terry I. Steinberg           President, Treasurer and
                             Director (Principal Executive
                             and Financial Officer)              March 29, 1996
/s/ Joseph Sabrin
- -----------------
Joseph Sabrin                Executive Vice President,
                             Secretary and Director              March 29, 1996

/s/ Adrienne Haber
- ------------------
Adrienne Haber               Controller (Principal
                             Accounting Officer)                 March 29, 1996

/s/ Avshalom Aderet
- -------------------
Avshalom Aderet              President of PC Etcetera Israel     March 29,1996
                             Ltd. and Director

_______________
Jacob Ben-Zvi                Director

_______________
Abraham Peri                 Director