Form 10QSB
period 1996-03-31
PC ETCETERA INC
filed 1996-05-15
CIK 827053

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)

(X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       EXCHANGE ACT

       For the Transition period from ____________________ to __________________

Commission file number    0-17419

                                PC ETCETERA, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                               13-3260705
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No).

   462 Seventh Avenue, New York, NY                                 10018
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number     (212) 736-5870

              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
               3,127,462 shares of common stock as of May 8, 1996

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

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 and the notes thereto.

                       PC ETCETERA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996
                                   (UNAUDITED)

ASSETS:

CURRENT ASSETS:
Cash and Cash Equivalents                                                                     $    78,592
Accounts Receivable  (net of allowance of $216,750)                                               772,405
Inventories                                                                                        54,458
Prepaid Expenses and Other Current Assets                                                          63,081
Assets Held for Sale                                                                              339,989
                                                                                              -----------
     Total Current Assets                                                                       1,308,525
                                                                                              -----------


PROPERTY AND EQUIPMENT  (net of accumulated depreciation of $722,003)                             430,340

OTHER ASSETS  (Net)                                                                                62,301
                                                                                              -----------
          TOTAL ASSETS                                                                        $ 1,801,166
                                                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

Accounts Payable and Accrued Expenses                                                         $ 1,416,050
Loans Payable - Others - Current Portion                                                          626,500
Loans Payable - Related Party                                                                     285,706
Capital Equipment Obligations - Current Portion                                                    51,618
Deferred Revenue                                                                                   39,026
Liabilities in Connection with Assets Held for Sale                                               336,053
                                                                                              -----------
     Total Current Liabilities                                                                  2,754,953
                                                                                              -----------

OTHER LIABILITIES:

Loans Payable - Bank                                                                              123,091
Capital Equipment Obligations                                                                      37,143
                                                                                              -----------
     Total Liabilities                                                                          2,915,187
                                                                                              -----------

STOCKHOLDERS' EQUITY:

Common Stock                                                                                       31,275
Preferred Stock                                                                                     1,000
Additional Paid in Capital                                                                      5,284,283
Accumulated Deficit                                                                            (6,430,579)
                                                                                              -----------
     Total Stockholders' Equity                                                                (1,114,021)
                                                                                              -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 1,801,166
                                                                                              ===========

                       PC ETCETERA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    MARCH 31,
                                   (UNAUDITED)

                                                         1996              1995

Net Sales                                         $ 1,745,953       $ 2,891,259

Cost of Sales                                       1,299,592         1,524,757
                                                  -----------       -----------
Gross Profit                                          446,361         1,366,502
                                                  -----------       -----------

Selling, General and Administrative                 1,034,704         1,578,549
Research and Development                               58,214           207,193
(Gain) on Sale of  Subsidiary                        (344,335)                0
                                                  -----------       -----------
Operating  (loss)                                    (302,222)         (419,240)
                                                  -----------       -----------

Interest Expense (net)                                (41,699)          (31,298)
                                                  ===========       ===========
Net  (loss)                                       ($  343,921)      ($  450,538)
                                                  ===========       ===========

Net  (loss) per share                             ($     0.11)      ($     0.20)
                                                  ===========       ===========

Weighted Average Number of Shares                   3,127,462         2,260,795
                                                  ===========       ===========

                       PC ETCETERA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                       1996           1995
Cash flows from Operating Activities:
   Net (loss)                                                      ($  343,921)   ($  450,538)

Adjustments to Reconcile Net  (loss) to
   Net Cash (Used In) Operating Activities:

Depreciation and Amortization                                          151,102        203,136

Changes in Operating Assets and Liabilities:

(Increase) in Accounts Receivable                                     (107,720)      (361,067)
(Increase) Decrease in Prepaid Expenses and Other Current Assets         4,245        (26,420)
(Increase) Decrease in Other Assets                                      1,032           (553)
Increase (Decrease) in Accounts Payable                                 84,717        (96,918)
(Increase) in Inventories                                              (21,991)             0
Increase  in Deferred Revenue                                           10,058         76,024
                                                                   --------------------------
   Net Cash (Used in) Operating Activities                            (222,478)      (656,336)
                                                                   --------------------------

Cash Flows From Investing Activities:

Purchase of Fixed Assets                                                     0        (48,777)
Sale of  Canadian Subsidiary                                           384,376              0
                                                                   --------------------------
   Net Cash Provided by (Used in) Investing Activities                 384,376        (48,777)
                                                                   --------------------------

Cash Flows from Financing Activities:

Increase in  Loans Payable - Bank                                            0         72,922
(Repayment of) Loans Payable - Bank                                    (19,077)       (22,577)
Increase (Decrease) in Loans Payable - Others                           46,012        (97,948)
(Repayment of)  Increase in Loans Payable Related Party               (250,000)           833
(Repayment of) Capital Equipment Obligations                           (43,260)      (104,881)
Issuance of Stock (Net of Expenses Incurred)                                 0      1,464,495
                                                                   --------------------------
   Net Cash Provided by (Used in) Financing Activities                (266,325)     1,312,844
                                                                   --------------------------

Net Increase  (Decrease)  in Cash and Cash Equivalents                (104,427)       607,731

Cash and Cash Equivalents, Beginning of Period                         183,019         77,777
                                                                   --------------------------
Cash and Cash Equivalents, End of Period                           $    78,592    $   685,508
                                                                   ==========================

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for
Interest                                                           $    43,727    $    65,835
Income Taxes                                                       $         0    $         0

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None

                         DISCLOSURE OF ACCOUNTING POLICY

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         Revenues for the three months ended March 31, 1996 of $1,745,953 represented a decrease of 40% as compared to revenues of $2,891,259 for the three months ended March 31, 1995.

         As discussed below, effective January 1, 1996, all of the outstanding stock of the Company's wholly-owned Canadian subsidiary ("PC Canada") was sold. Included in the revenues of March 31, 1995 was $591,783 of revenues from PC Canada. In addition, Management has made the decision to close the Company's wholly-owned Israeli subsidiary ("PC Israel") as discussed below. Revenues of PC Israel decreased by $207,563 during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The sale of PC Canada and the lower revenues of PC Israel accounted for 70% of the decreased revenues. Further, as discussed below, effective April 1, 1996, the Company sold its San Francisco, California and Boise, Idaho operations.

         During the year ended December 31,1994 and throughout 1995 the Company broadened and augmented its personal computer support alternatives by introducing new service/product lines designed to enhance its established Instructor-led training ("ILT") business. Contract consulting is responsible for providing personal computer personnel, on a temporary basis, to the Company's client base. Consulting revenues were approximately $750,000 for the three months ended March 31, 1996 as compared to approximately $645,000 for the three months ended March 31, 1995, an increase of 16%. In addition, the Company develops and offers computer-based training ("CBT") programs to augment and supplement its live training classes. In September, 1995, the Company began to ship its CBT products through the retail channel in addition to selling to corporate clients. All products sold to retailers are returnable if not resold to end-users. Since the Company has no historical basis of estimating such returns, and accordingly, recognizes revenues only when such resales occur. The Company only recognized revenues of $21,000 during the three months ended March 31, 1996 from such retail sales. The Company does not have any obligations to the end-user once the product is sold.

         During the three months ended March 31, 1996, the Company continued to experience declining ILT revenues. In the United States, ILT revenues decreased by approximately 30%. Management attributes the declining ILT revenue to the fact that software vendors have not released many new versions of existing software. The Company had anticipated that the release of a new operating system entitled Windows 95 would have a positive impact on ILT revenues. Although released in August 1995, many clients are continuing to delay such conversions and projects pending market place experiences with Windows 95. In addition, the contemplated release in August 1996 of Windows NT, a more advanced network operating system, has caused organizations to re-evaluate desktop application strategies and back office applications together and thus has further delayed application or conversion projects. Increased competition in both New York and San Francisco was also a factor in the decreased ILT revenues.

         The Company is aggressively pursuing a move into the higher end training market as many organizations require certification training for Microsoft and Lotus back office applications and operating systems which historically has had higher margins. This higher technical training environment has a better synergy with the Company's growing consulting business. In 1995, the Company was awarded Lotus Authorized Education Center status and received Microsoft Authorized Technical Education Center status during the three months ended March 31, 1996.

         The Company's cost of revenues for the three months ended March 31, 1996 was 74% of revenues as compared to 53% of revenues for the three months ended March 31, 1995. The Company's new service/product lines do not follow the same trends in cost of revenues as the ILT business. Cost of revenues for contract consulting was 65% of revenues and cost of revenues (including approximately $100,000 design costs for the retail product) for CBT was greater than revenues for the 1996 period.

         Selling, general and administrative expenses for the three months ended March 31, 1996 of $1,034,704 showed a significant decrease as compared to selling, general and administrative expenses of $1,578,549 for the three months ended March 31, 1995. Included in the net reduction was approximately $188,513 pertaining to the sale of PC Canada. Due to extensive cost reductions with regard to PC Israel, selling, general and administrative expenses for such entity decreased to $208,166 for the three months ended March 31, 1996 as compared to $408,575 for the three months ended March 31, 1995. Management has devoted substantial efforts to an aggressive cost containment plan. The Company reduced selling, general and administrative expenses for its United States operations by 50% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 and reduced general corporate expenses by 45% for the same period.

         Research and development expenses were $ 58,214 for the three months ended March 31, 1996 as compared to $207,193 for the three months ended March 31, 1995 due to a determination by the Company to significantly downsize its CBT research and development operations.

         The Company had a net loss of $343,921 for the three months ended March 31, 1996 as compared to a net loss of $450,538 for the three months ended March 31, 1995. Such result is attributable primarily to decreasing ILT revenues, and the Company's CBT research and development expenses, offset by the $344,335 gain on the sale of PC Canada. Management believes that the decreasing revenues will continue throughout 1996. The Company decided to cease operations of PC Israel effective March 31, 1996 and substantially eliminate its CBT research and development program; however, it intends to continue to market CBT software.

         As discussed below under "Liquidity and Capital Resources," (i) effective January 1, 1996, the Company sold all of the outstanding stock of PC Canada and (ii) effective April 1, 1996, the Company sold its San Francisco, California and Boise, Idaho operations (which accounted for revenues and loss of $204,650 and $4,936, respectively, during the three month period ended March 31,
1996).

Liquidity and Capital Resources

         The Company's working capital deficiency increased to $1,446,428 at March 31, 1996 as compared to $828,562 at December 31, 1995. The increase was due primarily to the operating losses experienced during the three months ended March 31, 1996, offset by the sale of PC Canada as described above.

         The Company is a party to a financing agreement by which it finances its trade receivables. The agreement is scheduled to expire on April 30, 1997. The balance outstanding under the agreement, which is limited to 75% of eligible receivables, is reported as a current liability under "Loans Payable - Others."

         The Company used $222,478 in operating activities during the three months ended March 31, 1996 , primarily due to its net loss of $343,921 during such period. Such loss was offset by decreased accounts receivable and increased accounts payable during such period as well as depreciation and amortization expenses of $151,102. During the three months ended March 31, 1996, the Company's investing activities provided cash in the amount of $384,376 as a result of the sale of PC Canada. The Company's financing activities during such period used cash in the amount of $266,325 primarily due to the repayment of loans from related parties of $250,000.

         Effective December 5, 1995, the Company borrowed $500,000 from certain stockholders of the Company for working capital purposes. The notes evidencing the loans provide for interest at the rate of 10% per annum and the payment of the principal amount one year from the date of issuance.

         Effective January 1, 1996, all of the outstanding stock of PC Canada was sold to a private company for net proceeds of $718,000, including the license of certain computer software. Of such amount, $250,000 was used to repay a portion of the December 1995 loans described above. Pursuant to the terms of the notes, as a result of the sale of PC Canada, the remaining balance of the loans is due and payable.

         Effective April 1, 1996, the Company sold the operating assets of its San Francisco, California training office and Boise, Idaho business location for an aggregate cash purchase price of $42,000. In addition, the purchaser agreed to assume certain obligations and liabilities of the Company.

         The Company is presently exploring all possible opportunities in order to reduce the working capital deficiency, including expanding its marketing efforts, implementing further cost reductions plan, negotiating with vendors and seeking additional financing. No assurances can be given that any such efforts will be successful.

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

               None

     Item 5. Other Information

               None

     Item 6. Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    2(a) Stock Purchase Agreement dated as of January 31,1996 by and between Training Holdings L.L.P. and the Company - filed as an exhibit to the Company's Current Report on Form 8-K for an event dated January 31,1996 (File No. 0-17419) and incorporated by reference.

                    3(a) Certificate of Designation with regard to Series A Preferred Stock - filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-17419) and incorporated herein by reference.

                    3(b) Certificate of Incorporation, as amended - filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-17419) and incorporated herein by reference.

                    3(c) By-Laws - filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-19521) and incorporated herein by reference.

               (b) Reports on Form 8-K One Current Report on Form 8-K was filed during the quarterended March 31, 1996 as follows:

                    Date of Event:     January 31, 1996
                    Items Reported:    2 and 7

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PC Etcetera, Inc.

May 14, 1996                                   By: /s/ Terry I. Steinberg
                                                  ------------------------------
                                               Terry I. Steinberg
                                               President (Principal
                                               Executive and Financial
                                               Officer)