Form 10-K/A
period 1995-12-31
PC ETCETERA INC
filed 1996-06-17
CIK 827053

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                 FORM 10 - KSB/A
                                AMENDMENT NO. 1

(Mark One)
     (X) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended     December 31, 1995
                              -----------------------------------
     ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                   ----------  ------------------
          Commission file number        0-17419
                                ---------------------------------
                    PC Etcetera, Inc.
- -----------------------------------------------------------------
               (Name of small business issuer in its charter)
             Delaware                              13-3260705
- -----------------------------------------------------------------
  (State or other jurisdiction of                (I.R.S Employer
  incorporation or organization)               Identification No.)

462 Seventh Avenue, New York, New York                10018
- -----------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number          (212) 736-5870
                         ----------------------------------------
Securities registered under Section 12(b) of the Exchange Act:

        Title of each class         Name of each exchange on which registered
        -------------------         -----------------------------------------
               none
        -------------------                                       -----------

        -------------------                                       -----------
Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value
- -----------------------------------------------------------------------------
                                (Title of class)

- -----------------------------------------------------------------------------
                                (Title of class)

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

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $369,174 as of March 22, 1996

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)
     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No___.
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   3,127,462 shares outstanding as of
March 21, 1996
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


     Revenues for the fiscal year ended December 31, 1995 of $11,148,929 represented an increase of 7% over revenues of $10,456,704 for the year ended December 31, 1994.

     During the year ended December 31,1994, the Company broadened and augmented its personal computer support alternatives by introducing two new service/product lines designed to enhance its established ILT business. The first, contract consulting, is responsible for providing personal computer personnel, on a temporary basis, to the Company's client base. Consulting revenues were approximately $3,013,000 for the year ended December 31, 1995 as compared to approximately $1,400,000 for the year ended December 31, 1994, an increase of 115%. In addition, the Company develops and offers CBT programs to augment and supplement its live training classes. Revenues from such programs grew to $606,000 for the year ended December 31, 1995 from approximately $346,000 (exclusive of CBT revenues generated by PC Israel) for the year ended December 31, 1994. In September, 1995, the Company began to ship its CBT products through the retail channel in addition to selling to corporate clients. The Company has only recognized revenues of $29,000 based on actual sell through to end users, as all product is returnable if not sold through to end-users, and the Company has no historical basis of estimating such returns. As discussed in
Item 1 hereof, PC Israel purchased substantially all of the assets of the ACE Division ("ACE") of Elron Electronic Industries, Ltd. effective July 1,1994. The Israeli operations generated revenues of approximately $716,000 in 1995 and $355,000 in 1994.

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

     As discussed above, in 1994 PC Israel purchased substantially all of the assets of ACE which was engaged in the design, development and production of CBT courseware and interactive multimedia training. The research and development expenses of $ 891,686 for the year ended December 31, 1995 and $713,161 for the year ended December 31, 1994 reflect the costs associated with the maintenance, design and enhancements of the CBT design technology, and amortization of software acquired of $343,457 and $171,728, respectively. The Company was amortizing the software acquired over a five year period. During the fourth quarter of 1995, in connection with the decision to close PC Israel (Note 16), the Company determined there would be no continuing value to the asset. As a result, it has written off the entire remaining net book value of $1,202,100.

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


     As reflected in the consolidated financial statements and indicated above, the Company has experienced continuing net losses and negative cash flows from operations and has a working capital deficiency and stockholders deficit. The Company's continuing existence is dependent upon its ability to achieve and
maintain profitable operations.    Based on the foregoing, the report of the
Company's independent auditor indicates that the Company's financial statements have been prepared assuming that the Company will continue as a going concern and that, as discussed in the notes to the financial statements, certain factors raise substantial doubts about the ability to so continue.

     The Company is currently working under a plan to reduce overhead and return to profitability. As indicated above, the Company sold its Canadian subsidiary in January 1996 and shut down the Israeli- based research and development center in March 1996 in order to raise needed cash and reduce expenses. In addition, the Company has implemented a substantial cost cutting program. The Company has currently reduced expenses by approximately $135,000 a month by eliminating three Vice President positions, reduced the number of CBT design staff, reduced administrative payroll obligations and sublet office space. The Company is also experiencing growth in its Consulting Service Division and has begun to experience reduced losses in its ILT operations.


     The Company is also presently exploring all other possible opportunities in order to reduce the working capital deficiency, including expanding its marketing efforts, negotiating with vendors and debt holders and seeking additional financing. No assurances can be given that any such efforts will be successful. Based upon the cost reduction plans outlined above, the Company believes that it will be able to generate sufficient cash to support its operations through the remainder of 1996. Such belief is, however, a forward-looking statement and, due to the stiff competition faced by the Company from entities which provide computer training and consulting services, and market CBT products, as well as the uncertain operating environment currently surrounding personal computers in general, no assurances can be given that the Company will be successful in such regard.

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


March 8, 1996
New York, New York

                                NORMAN STUMACHER
                           CERTIFIED PUBLIC ACCOUNTANT


                          585 Stewart Avenue, Suite 760
                          Garden City, New York, 11530

Board of Directors
PC Etcetera, Inc.
462 Seventh Avenue
New York, NY 10123


                          INDEPENDENT AUDITOR'S REPORT


I have audited the consolidated balance sheet of PC Etcetera, Inc. and subsidiaries as of December 31, 1994 and the related consolidated statements of income and retained earnings and cash flows for the year ended December 31,1994. These financial statements are the responsibility of the Company's management.. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial statements of PC Etcetera Israel Ltd., a wholly-owned subsidiary for the period July 1, 1994 (inception) through December 31,1994, which statements reflect total assets and revenues constituting 8 percent and 4 percent, respectively, of the related consolidated totals as of December 31, 1994 and for the year then ended, respectively. These statements were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to the amounts included for PC Etcetera Israel Ltd., is based solely on the report of the other auditors.

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

                                   /s/ Luboshitz, Kasierer & Co
                                   Certified Public Accountants (Israel)

Tel-Aviv, Israel
February 28, 1995

                       PC ETCETERA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1995

ASSETS:
CURRENT ASSETS:
Cash and Cash Equivalents                                             $151,462
Accounts  Receivable ,
net of allowance for doubtful accounts of $32,435                      730,883
Inventories                                                             32,467
Prepaid Expenses and  Other Current Assets                              32,192
Assets Held for Sale  (Note 16)                                      1,006,897
                                                                  -------------
Total Current Assets                                                $1,953,901

PROPERTY AND EQUIPMENT: (NOTE 3)
Net of accumulated depreciation and amortization of $724,166           539,769
OTHER ASSETS:                                                           72,997
                                                                  -------------

TOTAL ASSETS                                                        $2,566,667
                                                                  -------------
                                                                  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                               $1,313,665
Loans Payable -  Current Portion (Note 4)                              430,889
Loans Payable - Related Party (Note 12)                                535,707
Capital Equipment Obligations Current Portion (Note 6)                  70,365
Deferred Revenue (Note 7)                                               30,382
Liabilities in Connection with Assets Held for Sale (Note 16)          807,727
                                                                  -------------
Total Current Liabilities                                           $3,188,735
                                                                  -------------
LONG TERM LIABILITIES:
Loans Payable  (Note 4)                                                 23,113
Capital Equipment Obligations (Note 6)                                 124,920
                                                                  -------------

TOTAL LIABILITIES                                                    3,336,768
                                                                  -------------

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 5):
Common Stock,
$.01 Par Value, 15,000,000
Shares Authorized,
3,127,462 Issued and
Outstanding                                                             31,275
Preferred Stock,
$.001 Par Value, 5,000,000
Shares Authorized, 1,000,000 Series A
Issued and Outstanding
                                                                         1,000
Additional Paid In Capital                                           5,284,283
Accumulated Deficit                                                (6,086,659)
                                                                  -------------
Total Stockholders' Equity(Deficit)                                  (770,101)
                                                                  -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
                                                                    $2,566,667
                                                                  -------------
                                                                  -------------
                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                        OF THESE CONSOLIDATED STATEMENTS

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

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                        OF THESE CONSOLIDATED STATEMENTS

                       PC ETCETERA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCK HOLDERS' EQUITY (DEFICIT)
                                DECEMBER 31, 1995


                                                                                      ADDITIONAL
                                  COMMON        STOCK      PREFERRED      STOCK        PAID IN
                                  STOCK        AMOUNT        STOCK        AMOUNT       CAPITAL         DEFICIT          TOTAL
Balance,  December 31, 1993     6,337,308      $63,374         0            $0       $1,374,209      ($922,146)        $515,437

Net loss                                                                                             (1,318,538)     (1,318,538)

Issuance of Stock and
Warrants                        3,300,000      33,000       488,000        488        1,868,992                       1,902,480

Exercise Of Warrants                                         512,000         512        511,488                         512,000
                                ---------      -------     ---------      ------     ----------      ----------        --------

Balance,  December 31, 1994     9,637,308      96,374      1,000,000      1,000       3,754,689      (2,240,684)      1,611,379
One for five reverse stock
                               (7,709,846)    (77,099)                                 77,099                            -0-

split

Issuance of
Common Stock                    1,200,000       12,000                                1,452,495                       1,464,495
Net Loss                                                                                             (3,845,975)     (3,845,975)
                                ---------      -------     ---------      ------     ----------      ----------        --------

Balance December 31,1995        3,127,462      $31,275     1,000,000      $1,000     $5,284,283     ($6,086,659)      ($770,101)
                                ---------      -------     ---------      ------     ----------      ----------        --------
                                ---------      -------     ---------      ------     ----------      ----------        --------

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                      PART OF THESE CONSOLIDATED STATEMENTS

                       PC ETCETERA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                 1995                1994
                                                                                 ----                ----
  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                                                ($3,845,975)        ($1,318,538)

  ADJUSTMENTS TO RECONCILE NET  LOSS TO NET
  CASH (USED IN)  OPERATING ACTIVITIES:
   Write Down of Software Investment                                        1,202,100                   0
   Depreciation and Amortization                                              814,591             510,458
   Provision for Doubtful Accounts                                             32,435                   0
   Gain on Sale of Property and Equipment                                      (6,690)                  0

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Decrease in Accounts Receivable                                                93,584             228,932
(Increase) Decrease in Prepaid Expenses and Other Current Assets              (58,329)             19,222
(Increase) in Inventories                                                     (32,467)                  0
Decrease in Other Assets                                                       32,116               4,583
Increase in Accounts Payable and Accrued Expenses                             402,946             281,352
(Decrease) in Deferred Revenue                                                (49,588)            (52,440)
                                                                               ------              ------

    NET CASH  (USED IN) OPERATING ACTIVITIES                               (1,415,277)           (326,431)
                                                                            ---------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of  Property and Equipment                                          (160,640)           (394,738)
Proceeds from Sale of Property and Equipment                                   72,672                   0
                                                                               ------                   -
NET CASH (USED IN) INVESTING ACTIVITIES                                       (87,968)           (394,738)
                                                                               ------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Loans Payable                                                     0             269,251
    Principal Repayment  of Loans Payable                                     (53,774)            (38,165)
    Proceeds from Loans  Payable - Related Party                              500,000                   0
    Net (Repayment) Proceeds from Short Term Borrowings                      (118,693)            199,250
    Repayment of Capital Equipment Obligations                               (183,541)           (173,868)
    Net Proceeds from Issuance of  Common and Preferred Stock               1,464,495             512,000
                                                                            ---------             -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   1,608,487             768,468
                                                                            ---------             -------

NET  INCREASE IN CASH AND CASH EQUIVALENTS                                    105,242              47,299
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 77,777              30,478
LESS CASH  AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE          (31,557)                  0
                                                                               ------              ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $151,462             $77,777
                                                                             --------             -------
                                                                             --------             -------

                                    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
   Interest (net of amount capitalized)                                      $173,758            $123,499
   Income taxes                                                                $4,217             $25,790

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

LONG-LIVED ASSETS

     It is the Company's policy to project future gross revenues from, and costs related to long-lived assets and to write off any amount in excess of the net realizable value.


NOTE 2 -  GOING CONCERN:

     As reflected in the consolidated financial statements, the Company has experienced continuing net losses and negative cash flows from operations and maintains negative working capital and negative stockholders' deficit. The Company's continuing existence is dependent upon its ability to achieve and maintain profitable operations. The Company is presently exploring opportunities in order to fund the working capital deficiency including expanding its marketing efforts, implementing an aggressive cost reduction plan, negotiating with vendors and seeking additional financing.

     The Company is currently working under a plan to reduce overhead, and return to profitability. The Company sold its Canadian subsidiary in January 1996 and shut down the Israeli- based research and development center in March 1996, in order to raise needed cash and reduce expenses. In addition, the Company has implemented a substantial cost cutting program. The Company has currently reduced expenses by approximately $135,000 a month by eliminating three Vice President positions, reduced the number of CBT design staff, reduced administrative payroll obligations and sublet office space. The Company is also experiencing growth in its Consulting Service Division and has begun to experience reduced losses in its ILT operations.




NOTE 3 - PROPERTY AND EQUIPMENT

     Major classifications of property and equipment and their respective lives are summarized below:

                   December 31, 1995      Depreciable lives:


Furniture and Fixtures      $193,095              5-8 years
Office Equipment                 -0-              3-5 years
Computer Equipment           862,311              3-5 years
Leasehold Improvements       208,529     Shorter of term of lease or useful life
                             _______
                           1,263,935
Accumulated Depreciation
   and Amortization         (724,166)
                            --------
Net Property and Equipment  $539,769
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


NOTE 6 - LEASES

     The Company conducts its operations principally from leased facilities. These facilities consist of office and classroom space at eight locations pursuant to leases which expire through the year 2003. The Company has also entered into capital lease arrangements for certain fixed assets. Future minimum lease payments with respect to leases in effect at December 31, 1995 are as follows:


                                      CAPITAL             OPERATING

1996                                   $158,131             $488,186
1997                                     51,730              422,862
1998                                     11,702              310,859
1999                                                         330,794
2000                                                         330,794
Thereafter                                                   960,000
                                        -------              -------
                                       $221,563           $2,843,495
Less: Amounts representing interest     (26,278)
                                         ------
                                       $195,285

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



NOTE 8 - ACQUISITION

     Effective July 1, 1994, PC Israel purchased substantially all of the assets of the ACE Division of Elron and the Company certain assets of Adar. The acquisition was accounted for under the purchase method of accounting. The division was engaged in the design, development and production of CBT courseware and interactive multimedia training. Adar was ACE's United States marketing arm. In connection with the purchase, the Company issued 3,300,000 shares of common stock valued at the fair market value at date of acquisition of $0.42 per share, 488,000 shares of preferred stock valued at the fair market value of $1 per share and 712,000 warrants valued at the fair market value at date of acquisition of $.04 each. The fair values of assets acquired subject to certain liabilities as of July 1, 1994 were as follows:



     Computer Equipment       $   60,000

     Automobiles              $   15,000

     Accounts Receivable      $  414,000

     Software(Note 12)        $1,717,286

     Liabilities              $ (151,781)

     Accounts Payable           (152,064)
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

     Of the above stock options, 288,100 were exercisable as of December 31, 1995. No options were exercised during the year ended December 31, 1995.


                               OUTSTANDING      EXERCISABLE     PRICE RANGE

Outstanding December 31, 1994     409,800         255,200      $0 .94 - $5.00

Options Granted                    30,000            -         $ 1.70 - $5.00
Options Canceled                  (24,600)           -         $ 1.88 - $5.00
Options Exercised                   -                                    -

Outstanding December 31, 1995     415,200         288,100      $ 0.94 - $5.00




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



NOTE 11 - SOFTWARE

     The Company's capitalized software consists of the authoring tool used to develop the Company's CBT products. The total amount of software costs amortized for the years ended December 31, 1995 and December 31, 1994 was $343,457 and $171,728, respectively. These costs are included in research and development since the software is only used for the development of CBT products. It is the Company's policy to project future gross revenues from, and costs related to, the software and to write off any amount in excess of the net realizable value. During the fourth quarter of 1995, in connection with the decision to close PC Israel (Note 16), the Company determined there would be no continuing value to the asset. As a result, it has written off the entire remaining net book value of $1,202,100




NOTE 12- RELATED PARTY TRANSACTIONS

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

     In 1995 the Company obtained a loan from certain related parties in the amount of $500,000 with a 10% interest rate. The loan is payable in December, 1996 and is currently unsecured until such time as the Company is able to obtain waivers from certain lien holders of the Company. Simultaneously, in consideration of the loans, the lenders were being issued by the Company warrants for the purchase of an aggregate of 75,000 shares of the Company's common stock at a price of $1.50 per share. These warrants were issued at a price in excess of market value. Under certain circumstances, the lenders are entitled to receive additional identical warrants for the purchase of 37,500 shares of common stock. The terms of the loan provide that, in the event the Company disposes of any assets for an aggregate price of more than $100,000 then to the extent of any net proceeds received, the Company must repay the notes.
At December 31,1995, the loan balance, including interest, was $506,601. Of such amount, $250,000 was subsequently repaid from the proceeds of the sale of the Canadian subsidiary. The remaining balance of the notes is due and payable.





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


NOTE 14 -  FOREIGN REVENUE

RESULTS OF FOREIGN OPERATIONS
                                                                                       FOR THE YEAR ENDED 12/31/95
                                                                         %                        %                            %
                                                           US            OF       CANADA          OF        ISRAEL             OF
                                                                        TOTAL                    TOTAL                        TOTAL
                                                      ------------------------------------------------------------------------------
REVENUE FROM UNRELATED THIRD
PARTIES                                                    $7,097,409        64%    $3,335,461         30%      $716,059          6%
INTERCOMPANY REVENUE                                                0                        0                   174,517
                                                       --------------           --------------            --------------
TOTAL REVENUE                                              $7,097,409        63%    $3,335,461         29%      $890,576          8%
                                                       --------------           --------------            --------------
                                                       --------------           --------------            --------------

NET LOSS                                                  ($3,166,529)       82%     ($23,106)          1%     ($656,340)        17%
                                                       --------------           --------------            --------------
                                                       --------------           --------------            --------------

IDENTIFIABLE ASSETS                                        $1,542,623                 $644,771                  $379,611
                                                       --------------           --------------            --------------
                                                       --------------           --------------            --------------

                                                                                       FOR THE YEAR ENDED 12/31/94
                                                                           %                         %                         %
                                                           US              OF        CANADA          OF       ISRAEL           OF
                                                                          TOTAL                     TOTAL                     TOTAL
                                                       -----------------------------------------------------------------------------

REVENUE FROM UNRELATED THIRD PARTIES                       $7,963,050        76%    $2,138,998         21%       $354,656         3%
INTERCOMPANY REVENUE                                                0                        0                    103,548
                                                       --------------           --------------             --------------
TOTAL REVENUE                                              $7,963,050        76%    $2,138,998         20%       $458,204         4%
                                                       --------------           --------------             --------------
                                                       --------------           --------------             --------------

NET INCOME (LOSS)                                          ($800,840)        60%        $5,584          -%    ($523,282)         40%
                                                       --------------           --------------             --------------
                                                       --------------           --------------             --------------
IDENTIFIABLE ASSETS                                        $3,359,790                 $466,737                  $474,244
                                                       --------------           --------------             --------------
                                                       --------------           --------------             --------------




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

NOTE  16 - SUBSEQUENT EVENTS

     Effective January 31, 1996, all of the outstanding stock of the Company's Canadian subsidiary (the "Subsidiary") was sold to a private company for net proceeds of $731,000. These net proceeds include a non refundable licensing fee related to certain computer software in connection therewith. Pro forma results of operations, as if the sale had occurred on January 1, 1994 are as follows:

                                             1995          1994

Revenues                                $7,813,469     $ 8,317,708
Net Loss                               ($4,002,869)    ($1,475,293)
Net Loss Per Share                          ($1.42)         ($0.95)


The Company has also decided to cease operations of its wholly-owned Israeli subsidiary, PC Etcetera Israel Ltd., effective March 31, 1996.

The net assets and liabilities of both of the Company's wholly-owned subsidiaries which are either being sold or closed are included in the consolidated balance sheets as net assets held for sale and are as follows;



                                           Canada         Israel       Total
                                           ------         ------       -----

Currents Assets                           $479,471       $203,531      $ 683,002
Property & Equipment (Net)                 142,778        176,080        318,858
Other Assets                                 5,037              0          5,037
                                          --------       --------      ---------

Total assets held for sale                $627,286        $379,61     $1,006,897
                                          --------       --------      ---------

Current Liabilities                       $242,909       $529,057      $ 771,966
Other Liabilities                              -0-         35,761         35,761
                                          --------       --------      ---------

Total Liabilities in connection
with assets held for sale                 $242,909       $564,818     $  807,727
                                          --------       --------      ---------
                                          --------       --------      ---------

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PC ETCETERA, INC.


June 14, 1996                           By:  /s/ Terry I. Steinberg
                                             ----------------------
                                             Terry I. Steinberg,
                                             President