Form 10QSB/A
period 1996-03-31
PC ETCETERA INC
filed 1996-06-17
CIK 827053

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


(Mark one)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  March 31, 1996
- --------------------------------------------------------------------------------

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE     EXCHANGE ACT

     For the Transition period from _______________ to __________________

     Commission file number          0-17419
                            ----------------------------------------------------

                                PC ETCETERA, INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                          13-3260705
- --------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No).


     462 Seventh Avenue, New York, NY                       10018
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number          (212) 736-5870
                          ------------------------------------------------------


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                       PC ETCETERA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996
                                   (UNAUDITED)


ASSETS:

CURRENT ASSETS:

Cash and Cash Equivalents                                               $78,592
Accounts Receivable(net of allowance of $216,750)                       772,405
Inventories                                                              54,458
Prepaid Expenses and Other Current Assets                                63,081
Assets Held for Sale                                                    339,989
                                                                     ----------
   TOTAL CURRENT ASSETS                                               1,308,525
                                                                     ----------

PROPERTY AND EQUIPMENT(net of accumulated depreciation of $722,003)     430,340


OTHER ASSETS(Net)                                                        62,301

                                                                     ----------
      TOTAL ASSETS                                                   $1,801,166
                                                                     ----------
                                                                     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

Accounts Payable and Accrued Expenses                                $1,426,190
Loans Payable - Others - Current Portion                                626,500
Loans Payable - Related Party                                           285,706
Capital Equipment Obligations - Current Portion                          51,618
Deferred Revenue                                                         89,026
Liabilities in Connection with Assets Held for Sale                     336,053

                                                                     ----------
      TOTAL CURRENT LIABILITIES                                       2,815,093
                                                                     ----------
OTHER LIABILITIES:

Loans Payable - Bank                                                    123,091
Capital Equipment Obligations                                            37,143
Other Liabilities                                                       133,333
                                                                     ----------
      TOTAL LIABILITIES                                               3,108,660
                                                                     ----------

STOCKHOLDERS' EQUITY:

Common Stock                                                             31,275
Preferred Stock                                                           1,000
Additional Paid in Capital                                            5,284,283
Accumulated Deficit                                                  (6,624,052)

                                                                     ----------
      TOTAL STOCKHOLDERS' EQUITY                                     (1,307,494)
                                                                     ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $1,801,166
                                                                     ----------
                                                                     ----------

                       PC ETCETERA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    MARCH 31,
                                   (UNAUDITED)



                                                        1996               1995

Net Sales                                         $1,762,620         $2,891,259

Cost of Sales                                      1,299,592          1,524,757

                                                  ----------         ----------
Gross Profit                                         463,028          1,366,502
                                                  ----------         ----------

Selling, General and Administrative                1,034,704          1,578,549
Research and Development                              58,214            207,193
(Gain) on Sale of  Subsidiary                       (134,196)                 0
                                                  ----------         ----------
Operating  (loss)                                   (495,694)          (419,240)
                                                  ----------         ----------

Interest Expense (net)                               (41,699)           (31,298)

                                                  ----------         ----------
Net  (loss)                                        ($537,393)         ($450,538)
                                                  ----------         ----------
                                                  ----------         ----------

Net  (loss) per share                                 ($0.17)            ($0.20)
                                                  ----------         ----------
                                                  ----------         ----------

Weighted Average Number of Shares                  3,127,462          2,260,795
                                                  ----------         ----------
                                                  ----------         ----------

                       PC ETCETERA, INC.  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                                 1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                               ($537,393)     ($450,538)

ADJUSTMENTS TO RECONCILE NET  (LOSS) TO
   NET CASH (USED IN) OPERATING ACTIVITIES:

Depreciation and Amortization                                                 151,102        203,136

CHANGES IN OPERATING ASSETS AND LIABILITIES:

(Increase) in Accounts Receivable                                            (107,720)      (361,067)
(Increase) Decrease in Prepaid Expenses and Other Current Assets                4,245        (26,420)
(Increase) Decrease in Other Assets                                             1,032           (553)
Increase (Decrease) in Accounts Payable                                        94,856        (96,918)
(Increase) in Inventories                                                     (21,991)             0
Increase  in Deferred Revenue                                                  60,058         76,024
Increase in Other Liabilities                                                 133,333              0
                                                                       -----------------------------
   NET CASH (USED IN) OPERATING ACTIVITIES                                   (222,478)      (656,336)
                                                                       -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Fixed Assets                                                            0        (48,777)
Sale of  Canadian Subsidiary                                                  384,376              0
                                                                       -----------------------------
   Net Cash Provided by (Used in) Investing Activities                        384,376        (48,777)
                                                                       -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in  Loans Payable - Bank                                                   0         72,922
(Repayment of) Loans Payable - Bank                                           (19,077)       (22,577)
Increase (Decrease) in Loans Payable - Others                                  46,012        (97,948)
(Repayment of)  Increase in Loans Payable Related Party                      (250,000)           833
(Repayment of) Capital Equipment Obligations                                  (43,260)      (104,881)
Issuance of Stock (Net of Expenses Incurred)                                        0      1,464,495

                                                                       -----------------------------
   Net Cash Provided by (Used in) Financing Activities                       (266,325)     1,312,844
                                                                       -----------------------------
NET INCREASE  (DECREASE)  IN CASH AND CASH EQUIVALENTS                       (104,427)       607,731

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                183,019         77,777

                                                                       -----------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $78,592       $685,508
                                                                       -----------------------------
                                                                       -----------------------------

                 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
   Interest                                                                   $43,727        $65,835
   Income Taxes                                                                    $0             $0


      SUPPLEMENTAL SCHEDULE OF NON -CASH INVESTING AND FINANCING ACTIVITIES

None

                         DISCLOSURE OF ACCOUNTING POLICY

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS


     Revenues for the three months ended March 31, 1996 of $1,762,620 represented a decrease of 39% as compared to revenues of $2,891,259 for the three months ended March 31, 1995.


     As discussed below, effective January 1, 1996, all of the outstanding stock of the Company's wholly-owned Canadian subsidiary ("PC Canada") was sold. Included in the revenues for the three months ended March 31, 1995 was $591,783 of revenues from PC Canada. In addition, Management has made the decision to close the Company's wholly-owned Israeli subsidiary ("PC Israel") as discussed below. Revenues of PC Israel decreased by $207,563 during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The sale of PC Canada and the lower revenues of PC Israel accounted for 71% of the decreased revenues. Further, as discussed below, effective April 1, 1996, the Company sold its San Francisco, California and Boise, Idaho operations.

     During the year ended December 31,1994 and throughout 1995 the Company broadened and augmented its personal computer support alternatives by introducing new service/product lines designed to enhance its established Instructor-led training ("ILT") business. Contract consulting is responsible for providing personal computer personnel, on a temporary basis, to the Company's client base. Consulting revenues were approximately $750,000 for the three months ended March 31, 1996 as compared to approximately $645,000 for the three months ended March 31, 1995, an increase of 16%. In addition, the Company develops and offers computer-based training ("CBT") programs to augment and
supplement its live training classes.   In September, 1995, the Company began to
ship its CBT products through the retail channel in addition to selling to corporate clients. All products sold to retailers are returnable if not resold to end-users. Since the Company has no historical basis of estimating such returns, it recognizes revenues only when such resales occur. The Company only recognized revenues of $21,000 during the three months ended March 31, 1996 from such retail sales. The Company does not have any obligations to the end-user once the product is sold.

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


     The Company's cost of revenues for the three months ended March 31, 1996 was 74% of revenues as compared to 53% of revenues for the three months ended March 31, 1995. The Company's new service/product lines do not follow the same trends in cost of revenues as the ILT business. Cost of revenues for contract consulting was 65% of revenues and cost of revenues (including approximately $100,000 in design costs for the retail product) for CBT was greater than revenues for the 1996 period.

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


     The Company had a net loss of $537,393 for the three months ended March 31, 1996 as compared to a net loss of $450,538 for the three months ended March 31, 1995. Such result is attributable primarily to decreasing ILT revenues, and the Company's CBT research and development expenses, offset by the $134,196 gain on the sale of PC Canada. Management believes that the decreasing revenues will continue throughout 1996. The Company decided to cease operations of PC Israel effective March 31, 1996 and substantially eliminate its CBT research and development program; however, it intends to continue to market CBT software.


     As discussed below under "Liquidity and Capital Resources," (i) effective January 1, 1996, the Company sold all of the outstanding stock of PC Canada and
(ii) effective April 1, 1996, the Company sold its San Francisco, California and Boise, Idaho operations (which accounted for revenues and a loss of $204,650 and $4,936, respectively, during the three month period ended March 31, 1996).


LIQUIDITY AND CAPITAL RESOURCES


     The Company's working capital deficiency increased to $1,506,568 at March 31, 1996 as compared to $828,562 at December 31, 1995. The increase was due primarily to the operating losses experienced during the three months ended March 31, 1996, offset by the sale of PC Canada as described above.


     The Company is a party to a financing agreement by which it finances its trade receivables. The agreement is scheduled to expire on April 30, 1997. The balance outstanding under the agreement, which is limited to 75% of eligible receivables, is reported as a current liability under "Loans Payable - Others."


     The Company used $222,478 in operating activities during the three months ended March 31, 1996 , primarily due to its net loss of $537,393 during such period. Such loss was offset by decreased accounts receivable and increased accounts payable during such period as well as depreciation and amortization expenses of $151,102. During the three months ended March 31, 1996, the Company's investing activities provided cash in the amount of $384,376 as a result of the sale of PC Canada. The Company's financing activities during such period used cash in the amount of $266,325 primarily due to the repayment of loans from related parties of $250,000.


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

     As indicated above, the Company has experienced continuing net losses and negative cash flows from operations and has a working capital deficiency and stockholders deficit. The Company's continuing existence is dependent upon its
ability to achieve and maintain profitable operations.    The Company is
currently working under a plan to reduce overhead, and return to profitability. As indicated above, the Company sold its Canadian subsidiary in January 1996, shut down the Israeli- based research and development center in March 1996, and sold the San Francisco branch in April 1996 in order to raise needed cash and reduce expenses. In addition, the Company has implemented a substantial cost cutting program. The Company has currently reduced expenses by approximately $135,000 a month by eliminating three Vice President positions, reduced the number of CBT design staff, reduced administrative payroll obligations and sublet office space. The Company is also experiencing growth in its Consulting Service Division and has begun to experience reduced losses in its ILT operations.

     The Company is also presently exploring all other possible opportunities in order to reduce the working capital deficiency, including expanding its marketing efforts, negotiating with vendors and debt holders and seeking additional financing. No assurances can be given that any such efforts will be successful. Based upon the cost reduction plans outlined above, the Company believes that it will be able to generate sufficient cash to support its operations through the remainder of 1996. Such belief is, however, a forward-looking statement and, due to the stiff competition faced by the Company from entities which provide computer training and consulting services, and market CBT products, as well as the uncertain operating environment currently surrounding personal computers in general no assurances can be given that the Company will be successful in such regard.

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

                         None

          Item 5.  OTHER INFORMATION

                         None

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                         (a)  EXHIBITS

                              2(a) Stock Purchase Agreement dated as of January 31, 1996 by and between Training Holdings L.L.P. and the Company - filed as an exhibit to the Company's Current Report on Form 8-K for an event dated January 31, 1996 (File No. 0-17419) and incorporated by reference.

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

                         (b)  REPORTS ON FORM 8-K

                              One Current Report on Form 8-K was filed during the quarter ended March 31, 1996 as follows:

                              Date of Event:     January 31, 1996
                              Items Reported:    2 and 7

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PC Etcetera, Inc.



June 14, 1996                           By:  /s/ /Terry I. Steinberg
                                            -------------------------
                                        Terry I. Steinberg
                                        President (Principal
                                        Executive and Financial Officer)