Form 10QSB
period 1996-06-30
PC ETCETERA INC
filed 1996-08-13
CIK 827053

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-QSB


(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  June 30, 1996

( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the Transition period from               to

Commission file number:    0-17419
                         __________

                           PC ETCETERA, INC.
______________________________________________________________________
  (Exact name of small business issuer as specified in its charter)

           Delaware                                    13-3260705
__________________________________                 __________________
 (State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                    Identification No.)


    462 Seventh Avenue, New York, NY                      10018
___________________________________________        ___________________
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number:   (212) 736-5870
                           __________________

_________________________________N/A__________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                     Yes ( X )  No


             APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,127,462 shares of common stock as of August 8, 1996

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

The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 and the notes thereto.

              PC ETCETERA, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET
                        JUNE 30, 1996
                         (UNAUDITED)

ASSETS:
_______

CURRENT ASSETS:

Cash and Cash Equivalents                                    $34,442
Accounts Receivable                                          722,154
Inventories                                                   54,458
Prepaid Expenses and Other Current Assets                     67,968
                                                          __________
     Total Current Assets                                    879,022
                                                          __________

PROPERTY AND EQUIPMENT (net of accumulated
  depreciation of $769,400)                                  413,432

OTHER ASSETS  (Net)                                           63,965
                                                          __________
     TOTAL ASSETS                                         $1,356,419
                                                          ==========

LIABILITIES AND STOCKHOLDERS  EQUITY:
____________________________________

CURRENT LIABILITIES:

Accounts Payable and Accrued Expenses                     $1,729,889
Loans Payable - Others - Current Portion                     498,676
Loans Payable - Affiliate                                    285,706
Capital Equipment Obligations - Current Portion               65,716
Deferred Revenue                                              63,859
Liabilities in Connection with Assets Held for Sale
                                                          __________
     Total Current Liabilities                             2,643,846
                                                          __________

OTHER LIABILITIES:

Loans Payable - Bank                                         102,000
Capital Equipment Obligations                                 22,465
Other Liabilities                                            133,333
                                                          __________
     Total Liabilities                                     2,901,644
                                                          __________
STOCKHOLDERS  EQUITY:

Common Stock                                                  31,275
Preferred Stock                                                1,000
Additional Paid in Capital                                 5,284,283
Accumulated Deficit                                       (6,861,783)
                                                          __________
     Total Stockholders  Equity                           (1,545,225)
                                                          __________
          TOTAL LIABILITIES AND STOCKHOLDERS  EQUITY      $1,356,419

                PC ETCETERA, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           JUNE 30,
                         (UNAUDITED)


                          SIX MONTHS ENDED       THREE MONTHS ENDED
                          1996        1995        1996        1995
                       __________  __________  __________  __________

Net Sales              $3,336,845  $5,800,264  $1,574,225  $2,909,005

Cost of Sales           2,312,642   3,072,720   1,013,050   1,547,963
                       __________  __________  __________  __________

Gross Profit            1,024,203   2,727,544     561,175   1,361,042
                       __________  __________  __________  __________

Selling, General and
  Administrative        1,880,465   3,324,044     845,761   1,745,945
Research and Development   58,214     401,582           0     194,389
(Gain) on Sale of
  Subsidiary             (215,110)          0     (80,914)          0
                       __________  __________  __________  __________
Operating (loss)         (699,366)   (998,082)   (203,672)   (579,292)
                       __________  __________  __________  __________

Interest Expense (net)    (75,758)    (48,476)    (34,059)    (17,178)
                       __________  __________  __________  __________

Net (loss)              ($775,124)($1,046,558)  ($237,731)  ($596,470)
                         ========  ==========    ========    ========

Net (loss) per share       ($0.25)     ($0.42)     ($0.08)     ($0.22)
                         ========  ==========    ========    ========

Weighted Average Number
  of Shares             3,127,462   2,510,795   3,127,462   2,760,795

                   PC ETCETERA, INC.  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                          SIX MONTHS ENDED JUNE 30,
                                 (UNAUDITED)

                                             1996        1995
                                             _________   ___________
Cash flows from Operating Activities:
____________________________________
  Net (loss)                                 ($775,124)  ($1,046,558)

Adjustments to Reconcile Net (loss) to
  Net Cash (Used In) Operating Activities:
_________________________________________

Depreciation and Amortization                   81,466       406,968

Changes in Operating Assets and Liabilities:
___________________________________________

(Increase) in Accounts Receivable             (118,380)     (186,028)
(Increase) Decrease in Prepaid Expenses
    and Other Current Assets                   (22,510)      (75,172)
(Increase) Decrease Security Deposits           (3,664)        6,640
Increase (Decrease) in Accounts Payable        341,866       227,293
(Increase) in Inventories                      (21,991)            0
Increase  in Deferred Revenue                   37,482        34,900
Increase in Other Liabilities                  133,333             0
                                             _________   ___________
  Net Cash (Used in) Operating Activities     (347,522)     (631,957)
                                             _________   ___________

Cash Flows From Investing Activities:
____________________________________

Purchase of Fixed Assets                             0      (123,539)
Sale of Subsidiaries                           610,704             0
                                             _________   ___________
  Net Cash Provided by (Used in)
    Investing Activities                       610,704      (123,539)
                                             _________   ___________

Cash Flows from Financing Activities:
____________________________________

Increase in  Loans Payable - Bank                    0        71,329
(Repayment of) Loans Payable - Bank            (39,111)            0
Increase (Decrease) in Loans Payable - Others  (14,213)      (82,503)
(Repayment of) Increase in Loans Payable
    Related Party                             (250,000)            0
(Repayment of) Capital
    Equipment Obligations                      (77,977)     (179,908)
Issuance of Stock (Net of Expenses Incurred)         0     1,464,495
                                             _________   ___________
  Net Cash Provided by (Used in)
    Financing Activities                      (381,301)    1,273,413
                                             _________   ___________

Net Increase (Decrease) in Cash
  and Cash Equivalents                        (118,119)      517,917

Cash and Cash Equivalents,
  Beginning of Period                          152,561        77,777
                                             _________   ___________

Cash and Cash Equivalents, End of Period       $34,442      $595,694
                                             =========   ===========

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         ________________________________________________

Cash paid during the year for
   Interest                                  $78,328         $65,835
   Income Taxes                              $0              $0

SUPPLEMENTAL SCHEDULE OF NON -CASH INVESTING AND FINANCING ACTIVITIES
______________________________________________________________________

None

                  DISCLOSURE OF ACCOUNTING POLICY
                  _______________________________

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

      MANAGEMENT S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
      _________________________________________________________

Results of Operations
_____________________

     Revenues for the three and six months ended June 30, 1996 of $1,574,225 and $3,336,845, respectively represented a decrease of 46% and 42%, respectively, as compared to revenues of $2,909,005 and 5,800,264, respectively, for the three and six months ended June 30, 1995.

     As discussed below, effective January 1, 1996, all of the outstanding stock of the Company s wholly-owned Canadian subsidiary ("PC Canada") was sold. Included in the revenues for the three and six months ended June 30, 1995 was $920,276 and $1,628,135, respectively of revenues from PC Canada. In addition, Management has made the decision to close the Company s wholly-owned Israeli subsidiary ("PC Israel") as discussed below. Revenues of PC Israel decreased by $176,488 and $355,326 during the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995. Further, as discussed below, effective April 1, 1996, the Company sold its San Francisco, California and Boise, Idaho
operations.   Revenues attributable to the San Francisco operations
decreased by $228,501 and $221,886, respectively for the three and six months ended June 30, 1996. The sale of the Company s Canadian, San Francisco and Boise operations along with the closing of PC Israel accounted for 90% of the decreased revenues. Total revenues for the Company s remaining New York location showed no significant changes for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     During the year ended December 31,1994 and throughout 1995 the Company broadened and augmented its personal computer support alternatives by introducing new service/product lines designed to enhance its established Instructor-led training ("ILT") business. Contract consulting is responsible for providing personal computer personnel, on a temporary basis, to the Company s client base. Consulting revenues for the remaining New York location grew from $512,674 and $940,887 for the three and six months ended June 30,
1995, respectively to $754,968 and $1,504,588, respectively for the three and six months ended June 30, 1996, respectively, an increase of 47% and 60%, respectively. The Company has been placing more emphasis on the growth of the Consulting Services Division. In addition, the Company develops and offers computer-based training ("CBT") programs to augment and supplement its live training classes. However, the CBT programs continue to result in operating losses and
the Company ceased efforts to develop new CBT products.   In
September, 1995, the Company began to ship its CBT products through the retail channel in addition to selling to corporate clients. All products sold to retailers are returnable if not resold to end-users. Since the Company has no historical basis of estimating such returns, it recognizes revenues only when such resales occur. The Company only recognized revenues of $21,000 during the six month ended June 30, 1996 from such retail sales. Retail sales have also been lower than expectation and the Company has also limited its efforts within the Retail market. The Company does not have any obligations to the end-user once the product is sold.

     During the three and six months ended June 30, 1996, the Company continued to experience declining ILT revenues. In the New York region ILT revenues decreased by approximately 14% and 25%, respectively, for the three and six months ended June 30, 1996, as compared to the comparable periods in 1995. Management attributes the declining ILT revenue to the fact that software vendors have not released many new versions of existing software. The Company had anticipated that the release of a new operating system entitled Windows 95 would have a positive impact on ILT revenues. Although released in August 1995, many clients are continuing to delay such conversions and projects pending market place experiences with Windows 95. In addition, the contemplated release in August 1996 of Windows NT, a more advanced network operating system, has caused organizations to re-evaluate desktop application strategies and back office applications together and thus has further delayed application or conversion projects. Increased competition was also a factor in the decreased ILT revenues.

     The Company is aggressively pursuing a move into the higher end training market as many organizations require certification training for Microsoft and Lotus back office applications and operating systems which historically has had higher margins. This higher technical training environment has a better synergy with the Company s growing consulting business. In 1995, the Company was awarded Lotus Authorized Education Center status and received Microsoft Authorized Technical Education Center status during the six months ended June 30, 1996.

     The Company's cost of revenues for the three and six months ended June 30, 1996 was 64% and 69%, respectively of revenues as compared to 53% of revenues for the three and six months ended June 30, 1995. The Company s new service/product lines do not follow the same trends in cost of revenues as the ILT business. Cost of revenues for contract consulting was 63% of revenues and cost of revenues (including approximately $100,000 in design costs for the retail product) for CBT was greater than revenues for the 1996 period.

     Selling, general and administrative expenses for the three and six months ended June 30, 1996 of $845,761 and $1,880,465, respectively, showed a significant decrease as compared to selling, general and administrative expenses of $1,745,945 and $3,324,044, respectively, for the three and six months ended June 30, 1995. Included in the net reduction was approximately $763,000 and $1,071,441, respectively, for the three and six months ended
June 30, 1996, pertaining to the sale of PC Canada, and the San Francisco operations as well as the shut down of PC Israel. Management has devoted substantial efforts to an aggressive cost containment plan. The Company reduced selling, general and administrative expenses for its remaining United States operations by 51% and 45%, respectively, for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995.

     Research and development expenses were $0 and $58,214, respectively, for the three and six months ended June 30, 1996, as compared to $194,389 and $401,582, respectively, for the three and six months ended June 30, 1995 due to a determination by the Company to eliminate its CBT research and development operations.

     The Company had a net loss of $237,731 and $775,124, respectively, for the three and six months ended June 30, 1996, respectively, as compared to a net loss of $596,470 and $1,046,558, respectively, for the three and six months ended June 30, 1995. The reduction of the loss is attributable primarily to managements' aggressive cost containment plan and the elimination of the Company's CBT research and development expenses, offset by the $215,110 gain on the sale of PC Canada and San Francisco operations. Management believes that the decreasing ILT revenues will continue throughout 1996. However the Company anticipates continued growth of CSD revenues. The Company decided to cease operations of PC Israel effective March 31, 1996 and substantially eliminate its CBT research and development program; however, it intends to continue to market CBT software.

     As discussed below under "Liquidity and Capital Resources," (i) effective January 1, 1996, the Company sold all of the outstanding stock of PC Canada and (ii) effective April 1, 1996, the Company sold its San Francisco, California and Boise, Idaho operations.


Liquidity and Capital Resources
_______________________________

     The Company s working capital deficiency increased to $1,764,824 at June 30, 1996 as compared to $828,562 at December 31, 1995. The increase was due primarily to the operating losses experienced during the six months ended June 30, 1996, offset by the sale of PC Canada as described above.

     The Company is a party to a financing agreement by which it finances its trade receivables. The agreement is scheduled to expire on April 30, 1997. The balance outstanding under the agreement, which is limited to 75% of eligible receivables, is reported as a current liability under "Loans Payable - Others."

     The Company used $347,522 in operating activities during the three and six months ended June 30, 1996, primarily due to its net loss of $775,124 during such period. Such loss was offset by increased accounts payable of $341,866 during such period as well as depreciation and amortization expenses of $81,466. During the three and six months ended June 30, 1996, the Company s investing activities provided cash in the amount of $610,704 as a result of the sale of PC Canada and the San Fransico operations. The Company s financing activities during such period used cash in the amount of $381,310 primarily due to the repayment of loans from related parties of $250,000.

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

     As indicated above, the Company has experienced continuing net losses and negative cash flows from operations and has a working capital deficiency and stockholders deficit. The Company s continuing existence is dependent upon its ability to achieve and maintain
profitable operations.    The Company is currently working under a
plan to reduce overhead, and return to profitability. As indicated above, the Company sold its Canadian subsidiary in January 1996, shut down the Israeli- based research and development center in March 1996, and sold the San Francisco branch in April 1996 in order to raise needed cash and reduce expenses. In addition, the Company has implemented a substantial cost cutting program. The Company has currently reduced expenses by approximately $135,000 a month by eliminating three Vice President positions, reduced the number of CBT design staff, reduced administrative payroll obligations and sublet office space. The Company is also experiencing growth in its Consulting Service Division and has begun to experience reduced losses in its ILT operations.

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


                                 PC Etcetera, Inc.



August 9, 1996                   By:  /s/ /Terry I. Steinberg
                                     _________________________________
                                      Terry I. Steinberg
                                      President (Principal
                                      Executive and Financial Officer)