Form 10QSB/A
period 1996-06-30
PC ETCETERA INC
filed 1996-10-28
CIK 827053

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
                           __________________

_________________________________N/A_____________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                PC ETCETERA, INC. AND SUBSIDIARIES



PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K

                         Exhibit 27 - Financial Data Schedule

                          SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PC Etcetera, Inc.



October 28, 1996                 By:  /s/ Terry I. Steinberg
                                     _________________________________
                                      Terry I. Steinberg
                                      President (Principal
                                      Executive and Financial Officer)