Form 10QSB
period 1996-09-30
PC ETCETERA INC
filed 1996-11-12
CIK 827053

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-QSB

(Mark one)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  September 30, 1996
          __________________________________________________

( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the Transition period from           to

Commission file number:    0-17419
                         __________

                            PC ETCETERA, INC.
_______________________________________________________________________
   (Exact name of small business issuer as specified in its charter)

         Delaware                                     13-3260705
________________________________________        ______________________
 (State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                   Identification No.)

  462 Seventh Avenue, New York, NY                      10018
________________________________________        ______________________
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number:     (212) 736-5870
                             __________________

________________________________N/A____________________________________
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                     Yes (X)    No

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,127,462 shares of common stock as of October  25, 1996

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

The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations for the full year.

These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 and the notes thereto.

                     PC ETCETERA, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                            SEPTEMBER 30, 1996
                                (UNAUDITED)
ASSETS:
_______

CURRENT ASSETS:

Cash and Cash Equivalents                               $   53,656
Accounts Receivable                                        981,598
Inventories                                                 54,458
Prepaid Expenses and Other Current Assets                   43,099
                                                         _________
     Total Current Assets                                1,132,811
                                                         _________

PROPERTY AND EQUIPMENT (net of accumulated
  depreciation of $821,231)                                367,730

OTHER ASSETS (Net)                                          51,614
                                                         _________

         TOTAL ASSETS                                   $1,552,155
                                                        ==========

LIABILITIES AND STOCKHOLDERS  EQUITY:
_____________________________________

CURRENT LIABILITIES:

Accounts Payable and Accrued Expenses                   $1,830,748
Loans Payable - Others - Current Portion                   627,977
Loans Payable - Affiliate                                  285,706
Capital Equipment Obligations - Current Portion             56,205
Deferred Revenue                                            47,365
                                                         _________

     Total Current Liabilities                           2,848,001
                                                         _________

OTHER LIABILITIES:

Loans Payable - Bank                                        82,323
Capital Equipment Obligations                               14,996
Other Liabilities                                          133,333
                                                         _________

     Total Liabilities                                   3,078,653
                                                         _________

STOCKHOLDERS  EQUITY:

Common Stock                                                31,275
Preferred Stock                                              1,000
Additional Paid in Capital                               5,279,783
Accumulated Deficit                                     (6,838,556)
                                                         _________
     Total Stockholders  Equity                         (1,526,498)
                                                         _________

         TOTAL LIABILITIES AND STOCKHOLDERS  EQUITY     $1,552,155
                                                        ==========

                      PC ETCETERA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                SEPTEMBER 30,
                                 (UNAUDITED)

                          NINE MONTHS ENDED       THREE MONTHS ENDED
                          1996        1995         1996        1995
                       __________  __________   __________  __________

Net Sales              $5,210,729  $8,427,704   $1,873,884  $2,627,440

Cost of Sales           3,543,092   4,737,283    1,230,450   1,664,563

                       ______________________   ______________________
Gross Profit            1,667,637   3,690,421      643,434     962,877
                       ______________________   ______________________

Selling, General and
Administrative          2,476,168   4,778,480      595,703   1,420,584
Research and Development   58,214     577,707            0     176,125
(Gain) on Sale of
  Subsidiary             (231,775)          0      (16,665)          0
                       ______________________   ______________________
Operating Income (Loss)  (634,970) (1,665,766)      64,396    (633,832)
                       ______________________   ______________________

Interest Expense (net)   (116,927)    (75,631)     (41,169)    (27,155)
                       ______________________   ______________________

Net Income (Loss)       ($751,897)($1,741,397)     $23,227   ($660,987)
                       ======================   ======================

Net Income (Loss) Per
  Share                    ($0.24)     ($0.64)       $0.01      ($0.23)
                       ======================   ======================

Weighted Average
  Number of Shares      3,127,462   2,705,240    3,127,462   2,927,462
                       ======================   ======================

                     PC ETCETERA, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED SEPTEMBER 30,
                                (UNAUDITED)

                                               1996         1995
                                               ________     _________
Cash flows from Operating Activities:
_____________________________________

Net (loss)                                    ($751,897)   ($1,741,397)

Adjustments to Reconcile Net (Loss) to
  Net Cash (Used In) Operating Activities:

Depreciation and Amortization                   176,706        633,426

Changes in Operating Assets and Liabilities:

(Increase) in Accounts Receivable              (377,824)      (221,273)
(Increase) Decrease in Prepaid Expenses
  and Other Current Assets                        2,359       (165,465)
Decrease in Security Deposits                    14,687         13,618
Increase in Accounts Payable                    438,226        377,149
(Increase) in Inventories                       (21,991)             0
Increase in Deferred Revenue                     20,988         96,141
Increase in Other Liabilities                   133,333              0
                                               ________     __________
    Net Cash (Used in) Operating Activities    (365,413)    (1,007,801)
                                               ________     __________

Cash Flows From Investing Activities:
_____________________________________

Purchase of Fixed Assets                        (55,538)       (93,494)
Sale of Subsidiaries                            610,704              0
                                               ________     __________
    Net Cash Provided by (Used in) Investing
      Activities                                555,166        (93,494)
                                               ________     __________

Cash Flows from Financing Activities:
_____________________________________

(Repayment of) Loans Payable - Bank             (58,192)       (91,375)
Increase (Decrease) in Loans Payable - Others   114,491       (123,192)
(Repayment of) Loans Payable Related Party     (250,000)             0
(Repayment of) Capital Equipment Obligations    (94,957)      (170,670)
Issuance of Stock (Net of Expenses Incurred)          0      1,464,495
                                               ________     __________
    Net Cash Provided by (Used in) Financing
      Activities                               (288,658)     1,079,258
                                               ________     __________

Net (Decrease) in Cash and Cash Equivalents     (98,905)       (22,037)

Cash and Cash Equivalents
  Beginning of Period                           152,561         77,777

Cash and Cash Equivalents, End of Period        $53,656        $55,740
                                               ========     ==========

             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
             ________________________________________________

Cash paid during the year for
   Interest                                    $119,751       $100,789
   Income Taxes                                      $0           $800

 SUPPLEMENTAL SCHEDULE OF NON -CASH INVESTING AND FINANCING
ACTIVITIES
_______________________________________________________________________

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

        MANAGEMENT S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        _________________________________________________________

Results of Operations
_____________________

     Revenues for the three and nine months ended September 30, 1996 of $1,873,884 and $5,210,729, respectively represented a decrease of 29% and 38%, respectively, as compared to revenues of $2,627,440 and $8,427,704, respectively, for the three and nine months ended September 30, 1995.

     As discussed below, effective January 1, 1996, all of the outstanding stock of the Company's wholly-owned Canadian subsidiary ("PC Canada") was sold. Included in the revenues for the three and nine months ended September 30, 1995 was $1,062,895 and $2,691,030, respectively of revenues from PC Canada. In addition, Management closed the Company's wholly-owned Israeli subsidiary ("PC Israel") as discussed below. Revenues of PC Israel decreased by $208,536 and $685,014, respectively, for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. Further, as discussed below, effective April 1, 1996, the Company sold its San Francisco, California and Boise, Idaho operations. Revenues attributable to the San Francisco operations decreased by approximately $254,477 and $476,363, respectively for the three and nine months ended September 30, 1996. Revenues associated with the sale of the Company's Canadian, San Francisco and Boise operations along with the closing of PC Israel accounted for substantially all of the decreased revenues. Total revenues for the Company's remaining New York location increased by 35% and 7%, for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995.

     During the year ended December 31,1994 and throughout 1995 the Company had broadened and augmented its personal computer support alternatives by introducing new service/product lines designed to enhance its established Instructor-led training ("ILT") business. Consulting Services Division ("CSD") is responsible for providing personal computer personnel, on a temporary basis, to the Company's client base. During the nine months ended September 30, 1996 Management has changed its focus in order to place more emphasis on contract consulting. Consulting revenues for the remaining New York location grew from $665,574 and $1,606,461, respectively, for the three and nine months ended September 30, 1995 to $1,151,110 and $2,655,698, respectively for the three and nine months ended September 30, 1996, an increase of 73% and 65%, respectively. Consulting revenues increased by 52% for the third quarter of 1996 as compared to the second quarter of 1996. In addition, the Company developed and offered computer-based training ("CBT") programs to augment and supplement its live training classes. However, the CBT programs were continually resulting in operating losses and the Company ceased efforts to develop new CBT products. Although CBT departments have been eliminated and there are only minimal costs, the Company continues to sell existing CBT products through its ILT and CSD sales force. CBT revenues for the three and nine months ended September 30, 1996 were approximately $105,000 and
$230,000.   In September, 1995, the Company began to ship its CBT
products through the retail channel in addition to selling to corporate clients. All products sold to retailers are returnable if not resold to end-users. Since the Company has no historical basis of estimating such returns, it recognizes revenues only when such resales occur. The Company only recognized revenues of $21,000 during the nine months ended September 30, 1996 from such retail sales. Retail sales have been lower than expectation and the Company has limited its efforts within the retail market. The Company does not have any obligations to the end-user once the product is sold.

     During the three and nine months ended September 30, 1996, the Company continued to experience declining ILT revenues. However, the
rate of the decrease has been diminishing.   In the New York region
ILT revenues decreased by approximately 9% and 24%, respectively, for the three and nine months ended September 30, 1996, as compared to the comparable periods in 1995. ILT revenues for the first quarter of 1996 decreased by 30%, the second quarter decreased by 22% and the third quarter decreased by 7% as compared to comparable periods of 1995. Management attributes the declining ILT revenue to the fact that software vendors have not released many new versions of existing software. The Company had anticipated that the release of a new operating system entitled Windows 95 would have a positive impact on ILT revenues. Although released in August 1995, many clients are continuing to delay such conversions and projects pending marketplace experiences with Windows 95. In addition, the contemplated release in August 1996 of Windows NT, a more advanced network operating system, has caused organizations to re-evaluate desktop application strategies and back office applications together and thus has further delayed application or conversion projects. Increased competition and lower pricing was also a factor in the decreased ILT revenues.

     The Company is aggressively pursuing a move into the higher end training market as many organizations require certification training for Microsoft and Lotus back office applications and operating systems which historically has had higher margins. This higher technical training environment has a better synergy with the Company's growing consulting business. In 1995, the Company was awarded Lotus Authorized Education Center status and received Microsoft Authorized Technical Education Center status during the nine months ended September 30, 1996. During the three months ended September 30, 1996 the Company's Business Partner status with Lotus was upgraded to Premium Business Partner. The Company recognized technical training revenue of $114,848 and $332,178, respectively for the three and nine months ended September 30, 1996 as compared to $51,997 and $177,751, respectively for the three and nine months ended September 30, 1995. During the three months ended September 30, 1996, technical training accounted for approximately 20% of all ILT revenues.

     The Company s cost of revenues for the three and nine months ended September 30, 1996 was 66% and 68%, respectively of revenues as compared to 63% and 56%, respectively, of revenues for the three and nine months ended September 30, 1995. Cost of revenues for contract consulting was 67% of revenues, for ILT was 68% of revenues and for CBT was 29% of revenues.

     Selling, general and administrative expenses for the three and nine months ended September 30, 1996 of $595,703 and $2,476,168, respectively, showed a significant decrease as compared to selling, general and administrative expenses of $1,420,584 and $4,778,480, respectively, for the three and nine months ended September 30, 1995. Included in the net reduction was approximately $672,455 and $1,686,903, respectively, for the three and nine months ended September 30, 1996, pertaining to the sale of PC Canada, and the San Francisco operations as well as the shut down of PC Israel. Management has devoted substantial efforts to an aggressive cost containment plan. The Company reduced selling, general and administrative expenses for its remaining United States operations by 28% and 23%, respectively, for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. Corporate overhead decreased by 30% and selling, general and administrative expenses decreased by 9% during the three months ended September 30, 1996 as compared to the three months ended June 30, 1996.

     Research and development expenses were $0 and $58,214, respectively, for the three and nine months ended September 30, 1996, as compared to $194,389 and $401,582, respectively, for the three and nine months ended September 30, 1995. This decrease was due to a determination by the Company to eliminate its CBT research and development operations.

     The Company had net income of $23,227 and a net loss of $751,897 respectively, for the three and nine months ended September 30, 1996, as compared to a net loss of $660,987 and $1,741,397, respectively, for the three and nine months ended September 30, 1995. With the increased CSD revenues as well as the implementation of the restructuring and cost containment plans, the Company was profitable during the three months ended September 30, 1996. The reduction of loss is attributable primarily to management s aggressive cost containment plan, increased consulting revenues and the elimination of the Company s CBT research and development expenses, offset by the $231,775 gain on the sale of PC Canada and San Francisco operations. Management believes that decreasing ILT revenues will continue throughout 1996. However, the Company anticipates continued growth of CSD revenues. The Company decided to cease operations of PC Israel effective March 31, 1996 and substantially eliminate its CBT research and development program; however, it continues to market its existing CBT software.

     As discussed below under "Liquidity and Capital Resources," (i) effective January 1, 1996, the Company sold all of the outstanding stock of PC Canada and (ii) effective April 1, 1996, the Company sold its San Francisco, California and Boise, Idaho operations.


Liquidity and Capital Resources
________________________________

     The Company's working capital deficiency increased to $1,715,190 at September 30, 1996 as compared to $1,234,834 at December 31, 1995. The increase was due primarily to the operating losses experienced during the nine months ended September 30, 1996, offset by the sale of PC Canada and the sale of the San Francisco regional office.

     The Company is a party to a financing agreement by which it finances its trade receivables. The agreement is scheduled to expire on April 30, 1997. The balance outstanding under the agreement, which is limited to 75% of eligible receivables, is reported as a current liability under "Loans Payable - Others."

     The Company used $365,413 in operating activities during the nine months ended September 30, 1996 , primarily due to its net loss of $751,897 during such period. Such loss was offset by increased accounts payable of $438,226 during such period as well as depreciation and amortization expenses of $176,706. During the nine months ended September 30, 1996, the Company s investing activities provided cash in the amount of $555,166 as a result of the sale of PC Canada and the San Francisco operations. The Company s financing activities during such period used cash in the amount of $288,658 primarily due to the repayment of loans from related parties of $250,000.

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

     As indicated above, the Company has experienced continuing net losses and negative cash flows from operations and has a working capital deficiency and stockholders deficit. With the implementation of the restructuring and cost containment plans the Company was profitable during the three months ended September 30, 1996. The Company's continuing existence is dependent upon its ability to continue to maintain profitable operations. The Company is currently working under a plan to continue to reduce overhead, and maintain its profitability. As indicated above, the Company sold its Canadian subsidiary in January 1996, shut down the Israeli- based research and development center in March 1996, and sold the San Francisco branch in April 1996 in order to raise needed cash and reduce expenses. In addition, the Company has implemented a substantial cost cutting program. The Company has currently reduced expenses by approximately $150,000 a month by eliminating three Vice President positions, reduced the number of CBT design staff, reduced administrative payroll obligations and sublet office space. As discussed above, the Company is also experiencing growth in its Consulting Services Division and has begun to experience reduced losses in its ILT operations.

     The Company is also presently exploring all other possible opportunities in order to reduce the working capital deficiency, including expanding its marketing efforts, negotiating with vendors and debt holders and seeking additional financing. No assurances can be given that any such efforts will be successful. Based upon the cost reduction plans outlined above, the Company believes that it will be able to generate sufficient cash to support its operations through the remainder of 1996. Such belief is, however, a forward-looking statement and, due to the stiff competition faced by the Company from entities which provide computer training and consulting services, and market CBT products, no assurances can be given that the Company will be successful in such regard.

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


                                 PC Etcetera, Inc.



November 12, 1996                By:  /s/ /Terry I. Steinberg
                                      _______________________________
                                      Terry I. Steinberg
                                      President (Principal
                                      Executive and Financial Officer)