Form 10KSB
period 1996-12-31
PC ETCETERA INC
filed 1997-04-15
CIK 827053

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                         Commission File Number: 0-17419

                                PC ETCETERA, INC.
                 (Name of small business issuer in its charter)


                Delaware                                      13-3260705
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

             462 Seventh Avenue                                   10018
             New York, New York                                 (Zip Code)
     (Address of principal executive offices)

Issuer's telephone number:  (212) 736-5870

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g)of the Exchange Act:
                                                   Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes [X] No[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $7,042,089

The aggregate market value of the voting stock held by non-affiliates computed, as of April 11, 1997 was: $168,419(using the average of the bid and asked price)

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,267,308 shares outstanding as of April 11, 1997

Transitional Small Business Disclosure Format   Yes ___     No X

                                     PART I


Item 1. Description of Business.

     (a) Business Development.

General

     PC ETCETERA, INC. (the "Company") develops and offers instructor-led and computer-based personal computer training programs, and provides consulting services, primarily to large business and public sector organizations. During the past year, the Company expanded its marketing efforts with regard to computer-based training ("CBT") to include the small office-home office marketplace. The Company's instructor-led training ("ILT") programs include a wide range of introductory and advanced classes in operating systems, including MS/DOS, Microsoft Windows, Windows NT, OS/2 and Apple Macintosh ("Macintosh") System 7.0, word processing, spreadsheets, databases, communications, executive overviews, integrated software packages, computer graphics, desktop publishing, and groupware products including Lotus Notes. The Company's CBT software line includes offerings on Lotus Notes, CC Mail, Microsoft Office and Lotus Smartsuite, as well as end user titles.

     The Company's ILT programs include advanced technical courses to professionals in addition to end user proficiency courses. The Company offers an extensive curriculum of Microsoft courses under its Microsoft Advanced Technical & Education Center authorization, and Lotus Notes courses under the Company's Lotus Premium Partner and Lotus Authorized Education Center Status. The Company has been authorized as a training center by many software and hardware manufacturers, including Aldus, Alpha Software, Apple, Borland, Claris, Corel, Dataease, Lotus, Micrografx, Microsoft, and Software Publishing. The Company's clients are mostly information technology ("IT") professionals and corporations.

     The Company develops and offers CBT programs for use in connection with its ILT classes as well as to home users who do not find classroom training cost effective. Whereas live classroom training is delivered in a classroom setting by one of the Company's qualified instructors to students who sit in front of personal computers, CBT products for the home and employee user utilize a different training methodology. The Company supplies CBT programs on either floppy disks, compact disks or over a communication line directly to desk-top personal computers, local area networks, wide area networks, and the Internet, eliminating the need for either classrooms or instructors. The Company believes that certain software packages and other computer-related topics lend themselves to being taught in this manner. CBT programs, for example, are a more cost effective way of delivering training on new features made available in software upgrades, as well as in delivering training in geographically remote locations. In addition to its CBT titles, which are based on popular end user applications, the Company develops custom projects for large corporations. These custom CBT titles assist corporations in training and integration of internal applications.

     The Company's Consulting Services Division ("CSD") is responsible for identifying and providing independent computer personnel, on a temporary basis, to the Company's client base for special projects. At the present time, the Company provides its clients with its full time employees, as well as independent contractors, to satisfy its clients' requirements.

     The Company was incorporated in New York in March 1985 as PC Executive Center, Inc. It changed its corporate domicile to Delaware in December 1987, at which time it also assumed its present name. The Company's executive offices are located at 462 Seventh Avenue, New York, New York 10018 (telephone number: (212) 736-5870).

Recent Developments

     Pursuant to a Stock Purchase Agreement dated February 6, 1997 and effective February 13, 1997 (the "Stock Purchase Agreement") between the Company and Mashov Computers Marketing Ltd. ("Mashov"), the Company acquired Sivan Computers Training Center (1994) Ltd. ("Sivan"), and Mashov Computer Based Training (C.B.T.) Ltd. ("Mashov CBT"). Both Sivan and Mashov CBT are incorporated under the laws of the State of Israel. Sivan and Mashov CBT are engaged in instructor-led personal computer training and the development and sale of technology-based training products and services. Sivan is Israel's largest provider of computer training courses, operating over 60 classrooms in 11 different locations. Sivan is the leading ILT delivery company in Israel and offers over 150 different courses in six teaching departments providing a comprehensive IT training syllabus. Sivan trained approximately 40,000 students in 1996. Sivan is certified by numerous software publishers, including Novell, Microsoft, Borland, SCO, Lotus, MSE and others, and its diplomas are recognized both by leading Israeli technology companies and the Israeli government's Ministry of Labour. Sivan offers one year professional acquisition programs, training participants to become programmers, PC technicians, communication technicians and system analysts. Sivan implements an original teaching method which is based on a session model (as opposed to the full day model), and provides substantial practice, lab and project work for its students. Sivan believes that this model offers a much better training level and leads to increased knowledge retention.

     Mashov CBT is engaged in developing technology based training products and content. Mashov CBT currently offers a number of CBT titles in Hebrew directed at the Microsoft Office training market. The titles are sold by over 200 stores throughout Israel and to OEM customers in Israel. In addition to its own titles, Mashov CBT develops custom projects. Mashov CBT has developed custom projects for leading Israeli banks, insurance firms and other Israeli companies. In addition to content development, Mashov CBT develops delivery technology for delivering training via the Internet and other public networks. Its Intertrainer
1.0 product supports delivery of training content on the Internet supporting full simulation, interactivity, sound and graphics.

     The financial statements of Sivan and Mashov CBT are not included in this report. They will be included in a Form 8-K to be filed on or about April 24, 1997.

     (b) Business of the Company.

Introduction

     The pace at which new technologies are introduced and implemented, coupled with the increasing need for corporations to continuously update their technological base, is re-defining the training and education paradigm. The old model of education in which one acquired a profession and skills in the classical education system simply does not take into account the realities of the workplace. IT professionals who do not refresh their technical skills may find themselves obsolete and thus IT professionals must refresh their knowledge and master new technologies continuously throughout their careers. The Company offers courses that allow professionals to stay on top of new technologies, products and platforms while still maintaining their current careers. In addition to professional education, the Company offers proficiency training in computers for end users.

     The Company provides a wide range of training products, among them ILT and CBT based programs. Moreover the Company also offers professional consulting services to corporations. Recruiting external expertise allows a corporation to quickly acquire and implement new skills and technologies. The Company's professionals provide two basic functions: implementation of new skills and knowledge propagation. The Company also provides independent personal computer consultants to assist its clients in the implementation of personal computer software programs and systems, for desk to desk support, and for hotline and help desk implementation.

Training Programs

     Methodology

     The Company has developed a variety of computer training programs for the U.S. market utilizing different methods. One method utilizes traditional ILT classes, varying in length from several hours to several days. Another training method utilizes the computer and interactive video instruction tapes to teach the student. Certain employers request a combination of these training methods. The Company currently provides both live instructor-led traditional classes and computer-based training software products, since it believes that these are the best methods for teaching personal computer skills. However, as the market for interactive software expands, the Company plans to explore alternative training methods which will effectively address the needs of its client base. See "Presentation; Training Personnel."

     The Company's ILT programs offer a wide range of introductory and advanced classes in operating systems, including Microsoft Windows, Windows NT workstation and server, word processing, spreadsheets, databases, communications, executive overviews, integrated software packages, computer graphics, desktop publishing and groupware products including Lotus Notes. Such programs generally are devised for use in connection with computing based on networks.

     The Company has developed a standardized curriculum designed to promote uniformity and consistency in its training programs in both the traditional classroom environment and across its CBT product line. Such uniformity is generally desired by the Company's customers such that all of the customer's employees participating in the training receive similar information and instruction on particular software packages. In addition, the standard curriculum, for both ILT and CBT, may be customized to meet the exact specifications of individual clients. In addition to an original curriculum the Company uses programs developed by software developers such as Microsoft, Lotus and others. Each of the Company's live classroom training programs is divided into modules consisting of introductory lectures, computer exercises with the assistance of a trainer, and independent exercises without a trainer. Each of the Company's CBT products is divided into tasks and sub-tasks. This format allows the product to be used as either a training tool, where the entire CBT is followed from beginning to end, or as a reference tool, where an end-user directly accesses the task or sub-task that needs to be studied.

     Presentation; Training Personnel

     The Company offers several ILT programs to satisfy customer needs, including public and private seminars and special tutorial services.

     Public seminars are usually one-day classes scheduled on a regular basis at the Company's own training facilities. The Company offers a variety of public seminars that are designed to accommodate varied levels of expertise, background and objectives. Although most classes are one day in duration, some of the Company's programs are offered on a half-day or multiple day basis. The Company distributes its public seminar schedule to existing and potential customers on a quarterly basis.

     Private seminars are classes which are designed specifically for groups of employees from one business on a specific topic. Private seminars generally are held either at the Company's training facilities or at the customer's premises. The curriculum for such private seminars is generally identical to the standardized curriculum provided at public seminars; however, the curricula may be adapted to accommodate customer specifications.

     The Company also provides special tutorial services to address particular needs of customers requiring individual attention for their employees. Consulting services, which are provided either at the Company's own facilities or those of its customers, typically provide for a trainer to meet with one to three employees and may involve a customized curriculum. The Company also develops customized applications for certain software programs utilized by its customers.

     In furtherance of the Company's belief that hands-on application is essential to computer training, a personal computer is furnished to each student for his or her exclusive use during ILT programs. Classes that are conducted on a customer's premises utilize either the customer's own personal computers or portable computers furnished by the Company. The Company either owns or leases the computers utilized for its training programs, with lease terms generally being three years or less due to the rapid obsolescence of technology. The Company also provides, without charge, a post-class telephone support line during normal business hours to answer questions from any enrollees or former enrollees in the Company's training programs. In providing ILT services, the Company utilizes professional trainers who possess both teaching skills and a technical command of the subject matter. The Company presently has over 250 trainers available.

     Courseware and CBT Product Development

     There has been a general consolidation in the software market such that most of the Company's corporate clients have standardized on either Microsoft Office or Lotus Smartsuite. This consolidation has allowed the Company to downsize its courseware development group and to purchase high quality, customizable courseware from third party vendors. Some trainers occasionally develop special courseware for clients and work at customizing an off the shelf curriculum. The Company's CBT products are currently developed by one full-time designer in North America and 14 designers in Israel. The Company's training staff provides the product and educational design expertise, while the designer supplies the authoring tool expertise. During the fiscal year ended December 31, 1996 and 1995 the Company spent $58,214 and $891,686, respectively, on research and development activities relating to CBT programs. Due to the Company's financial situation, all research and development related to CBT programs was discontinued during 1996. The Company's Israeli subsidiary ("PC Israel") suspended operations in March 1996 until a restructuring plan for PC Israel is under consideration.

     Unlike certain of its competitors, the Company provides only training and consulting services and does not sell any computer hardware, software or related products other than CBT programs as discussed above. This enables the Company to focus on the development of its training programs, without preference to any specific computer-related products except as merited by performance.

     Software Manufacturers' Authorized Training Centers

     The Company is authorized as a training center by many software manufacturers, including Lotus and Microsoft. Presently, approximately 24% and 52% of the Company's training programs utilize Lotus and Microsoft software programs, respectively. The Company was a former recipient of the Lotus Authorized Training Center Award for training the most students in Lotus' Windows application software. The Company also received a Top Performing Microsoft Authorized Training Center Award for training the most students in Microsoft products. The Company was recently authorized by Lotus Development Corporation as a Lotus Authorized Education Center for its "Notes" product and was recently upgraded to Platinum Business Partner. The Company expects that training with regard to Notes specifically, and work group computing in general, will be an increasing percentage of its revenues. Other software and hardware manufacturers for which the

Company has been authorized as a training center include Aldus, Alpha Software, Apple, Borland, and Corel.

     The Company expends substantial efforts in seeking authorization as a training center by software manufacturers, including recently established and start-up software vendors. Management believes that such authorization has several advantages, including referrals from software manufacturers and free listings in the advertising literature published or distributed by such manufacturers. As an authorized training center, the Company also receives pre-release copies of new software products enabling the development of instruction programs prior to the public distribution of these products. The Company also engages in joint promotions with software manufacturers relating to specific products. To secure designation as an authorized training center, the Company is required to pay certain software manufacturers an annual fee of between $300 to $5,000 per facility and is obligated to furnish manufacturers with periodic reports on the number of trainees and similar statistical information.

     Program Cost

     In the U.S., the Company typically charges its customers from $75 per enrollee (for introductory classes) to $2,125 per enrollee (for advanced five day certified training courses) to conduct ILT programs. Pricing considerations vary depending on: the length and complexity of the program, the number of enrollees, whether the course is a private one or offered on an open enrollment basis; and the physical location of the training. The Company's refund policy provides that dissatisfied trainees may either attend the same program without charge or the trainee's employer may request a full refund.

     The Company's STAR CBT products are currently marketed in the U.S. under various site license agreements at prices of between $1,000 and $10,000 per hour of STAR CBT training. The Company also offers custom CBTs to its customers at prices ranging from $8,000 and $15,000 per hour of STAR CBT training.

     Proprietary Protection

     The protection of proprietary information developed by the Company and used in its training programs is limited to the protection that the Company is able to secure under copyright laws and confidentiality agreements. However, there is no assurance that the scope of the protection that the Company is able to secure will be adequate to protect its proprietary information, or that the Company will have the financial resources to engage in litigation against parties who may infringe on copyrights. In addition, there is no assurance that competitors will not develop similar training programs independently of the Company.

     Consulting Services

     CSD identifies and provides independent computer personnel, on a temporary basis, to the Company's client base for special projects. Such projects include: the development of computer programs in accordance with the client's specifications and requirements, the linking of client computers to allow the client's employees to share information, files and devices, providing expertise for the client's software programs, and providing troubleshooting services for software problems. The Company charges its clients for such services on an hourly or daily basis. The Company currently furnishes its full-time employees, as well as independent contractors, to satisfy its clients' requirements.

     Marketing

     The Company directs its ILT, CBT and CSD marketing efforts to those industries and public sector organizations that devote substantial resources to computer technology for employees. In particular, the Company's marketing activities are aimed at national and international corporations, since these companies have a greater awareness of the advantages of uniform and consistent training programs and have a need for consulting services. In addition, these companies have established centralized decision-making authority regarding employee computer training programs, facilitating ongoing training relationships and scheduling of training programs. The Company recently retained an advertising agency in order to enhance is marketing efforts.

     The Company's marketing efforts consist of direct solicitation of potential customers through direct mailing of brochures and seminar schedules followed by telephone contact. Such direct mailing is generally done on a quarterly basis. The Company also conducts exhibits at computer trade shows throughout the U.S. The Company, in conjunction with software vendors, has established informational seminars on new software products to inform potential customers about the Company's training programs and consulting services.

     In addition, the Company's account managers act as liaisons with customers to ensure that customers select appropriate training programs. These account managers are knowledgeable as to the customer's specific industry needs relative to computer training programs. Since the Company markets its training programs in the United States to businesses and public sector organizations for the benefit of their employees, and costs of training, in most instances, are borne by such employers rather than the individual trainees, the Company believes that it is not a school and consequently is not subject to educational licensing requirements under applicable state laws and regulations. No assurances may be given, however, as to the validity of such belief or the Company's ability to comply with any such laws or regulations, if applicable.

     Customers

     The Company's present customer base includes companies from a wide range of industries including banking, finance, manufacturing, insurance and government, as well as, regarding to retail CBT distribution, software retailers and office supply stores. No one customer accounted for more than ten percent of the Company's revenues during the year ended December 31, 1996.

     Competition

     The Company competes with a number of firms that provide computer training services, consulting services and CBT products, similar to those furnished by the Company. Many of these firms have substantially greater marketing resources than the Company. The Company also competes with educational institutions that provide computer training programs, including universities, colleges and adult education centers, as well as customers' in-house training staffs. The Company believes that it is an effective competitor for all of its product lines based upon the skill of its training personnel, its training center management services, and the relationships between the Company's account managers and its customers.

     Employees

     As of March 1, 1997, the Company employed approximately 73 persons, including 70 full-time employees, in its New York operations. As of March 1, 1997, Sivan employed approximately 146 persons, and Mashov CBT employed 16 persons.


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

     The Company also leases a training facility at the Manhattan Seaport in New York City. The lease provides for a base rent of $38,400 and expires on April 15, 1997. The Company intends to shut down the facility upon the expiration of the lease.

     As a result of the Stock Purchase Agreement, the Company also leases in Israel, through its subsidiaries Sivan and Mashov CBT, approximately 51,000 square feet of space in various locations at an annual base rent of approximately $900,000.

Item 3. Legal Proceedings.

     The Company is not party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

     (a) Market Information.

     The Company's shares of common stock (the "Common Stock") are traded in the over-the-counter market on the National Association of Securities Dealers' Bulletin Board under the symbol "PCEZ". The following table sets forth the range of high and low bid prices for the Company's Common Stock as reported by the National Quotation Bureau Inc. The quotations below reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.


                              High           Low
                              ----           ---
1996 Calendar Year
First Quarter               $ 9/16         $ 9/16
Second Quarter                1/2            1/2
Third Quarter                 1/2            1/4
Fourth Quarter                1/4            1/4


1995 Calendar Year
First Quarter                $2-1/8        $ 5/16
Second Quarter                2-1/4         1
Third Quarter                 1-1/2          1/2
Fourth Quarter                1              1/4


     (b) Holders.

     As of April 11, 1997, there were 53 holders of record of Common Stock, $.001 par value.

     (c) Dividends.

     The Company has neither declared nor paid any dividends on its shares of Common Stock since inception. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. The Company anticipates that it will retain film earnings, if any, in order to finance expansion of its operations. Accordingly, it is not anticipated that cash dividends will be paid in the foreseeable future.

Item 6. Management's Discussion and Analysis.

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are subject to risks and uncertainties. Actual results could differ materially from the forward-looking statements in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Description of Business," as well as those discussed elsewhere in this report. The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report. All references in this Annual Report on Form 10-KSB to numbers of shares of Common Stock and per share information give retroactive effect to the Company's one-for-five reverse split of its shares of Common Stock effectuated in April 1995.

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

     Revenues related to instructor-led training are recognized over the life of the training course. CBT revenues are recognized upon delivery of the program. Contract consulting revenue is recognized as the services are performed. The Company's refund policy provides that dissatisfied trainees may either attend the same course without charge or the trainee's employer may request a full refund. It is Company policy to reserve for potential refunds; however, an allowance for refunds has not been established because historically minimal refunds have been issued. Retakes of a course are provided on a seat availability basis and as such the Company incurs no financial exposure related to these retakes.

     Revenues for the year ended December 31, 1996 declined to $7,042,089 from $11,148,929 in 1995. The decline in sales was primarily attributable to the sale or termination of operation of several of the Company's subsidiaries as part of the Company's effort to improve operating results.

     Effective January 1, 1996 the Company sold the assets of its wholly-owned Canadian subsidiary ("PC Canada"), which accounted for $3,335,461 of revenues in the year ended December 31, 1995. In addition, Management temporarily ceased operations of PC Israel, which accounted for $656,898 of revenues in 1995. Effective April 1, 1996, the Company sold its San Francisco, California and Boise, Idaho operations, which accounted for approximately $714,121 of revenues in 1995. Total revenues for the Company's New York City operations increased by 10% in 1996 as compared to 1995.

     In 1994 and 1995 the Company began to broaden and augment its personal computer support activities, introducing new service and product lines designed to enhance its established ILT business. In 1996, Management changed the focus of its CSD operations to place more emphasis on contract consulting. Consulting revenues grew from $2,230,238 in 1995 to $3,939,720 in 1996, an increase of 77%. The Company intends to expand this part of its operating activity in 1997.

     During the year ended December 31, 1996, the Company continued to experience declining end-user ILT revenues. However, the rate of the decrease has declined. In the New York region, end-user ILT revenues decreased by approximately 26% in 1996 compared to 1995. Management attributes the declining end-user ILT revenue to the fact that software vendors did not release many new versions of existing software in 1996 and those that were released required less training because of knowledge in prior versions. In addition, Windows NT, a more advanced network operating system, has caused organizations to re-evaluate desktop application strategies and back office applications together and thus has further delayed application or conversion projects. Increased competition and lower pricing was also a factor in the decreased end-user ILT revenues. The Company's ILT revenues are expected to increase in 1997 as a result of the acquisition of Sivan. In 1996, Sivan had revenues of approximately $9,150,000.

     The Company is aggressively pursuing a move into the higher end training market, as many organizations require certification training for Microsoft and Lotus back office applications and operating systems which historically have had higher margins. Management believes that this technical training environment has a better synergy with the Company's growing consulting business. In 1995 the Company was awarded Lotus Authorized Education Center status and also received Microsoft Authorized Technical Education Center status in 1996. During 1996, the Company's Business Partner status with Lotus was upgraded to Premium Business Partner. The Company recognized technical training revenue of $397,638 in 1996 compared to $204,453 in 1995, an increase of 94%. During 1996, technical training accounted for approximately 16% of all ILT revenues.

     In 1996, the Company developed and offered CBT programs to augment and supplement its live training classes. However, the CBT programs resulted in operating losses and the Company temporarily suspended its efforts to develop new CBT products while it attempted to obtain additional financing. Although the Company's U.S. based CBT operations were suspended, the Company continues to sell existing CBT products through its ILT and CSD sales force. CBT revenues for the year ended December 31, 1996, were approximately $324,803 as compared to $606,000 in 1995 for corporate sales. In September 1995, the Company began to ship its CBT products through retail channels in addition to selling to corporate clients. All products sold to retailers are returnable if not resold to end-users. Since the Company has no historical basis of estimating such returns, it recognizes revenues only when such retail sales occur. The Company does not have any obligations to the end-user once the product is sold. The Company only recognized revenues of approximately $16,500 during the year ended December 31, 1996 from such retail sales. Retail sales were lower than expected and the Company was forced to limit its efforts due to its limited marketing resources. Management expects that the Company's CBT business will grow in 1997 as a result of its acquisition of Mashov CBT. In 1996, Mashov CBT had revenues of approximately $242,000 for the nine months since its inception. No assurance can be given that the Company will be successful in this market in the future.

     The Company's cost of revenues in 1996 were 70% of revenues compared to 65% of revenues in 1995. Cost of revenues for contract consulting were 67% of revenues in 1996 compared to 70% in 1995. Cost of revenues for ILT were 68% of revenues in 1996. With ILT revenues decreasing, cost of revenues increased, because fixed costs such as classroom rental and equipment depreciation remain constant. Cost of revenues for CBT were actually greater than revenue because of the poor sales of the retail product. The Company expects that its cost of revenues as a percentage of revenue will fluctuate in the future depending on the amount of its revenues and the mix of CSD, CBT and ILT revenues.

     Selling, general and administrative expenses in 1996 declined to $3,307,242, a significant decrease from $5,521,837 in 1995. Approximately $1,620,483 of the decline was attributable to the sale of PC Canada and the San Francisco operations as well as the suspension of the operations of PC Israel. Management has devoted substantial efforts to implement an aggressive cost containment plan. This led to the Company reducing selling, general and administrative expenses for its remaining United States operations by 28% in 1996 compared to 1995. Corporate overhead decreased by 31% in 1996. At year end 1996, the Company further reduced expenses by approximately $150,000 a month by eliminating three Vice President positions, reducing the number of CBT design staff, reducing administrative payroll obligations and subletting office space. Selling, general and administrative expenses are expected to increase in 1997 as a result of the acquisition of Sivan and Mashov CBT.

     Research and development expenses were $58,214 in 1996, compared to $891,686 in 1995. This decrease was due to a determination by the Company to scale back significantly its CBT research and development operations until such time as proper funding can be obtained. The Company expects to increase its research and development expenses in 1997 as a result of its acquisition of Mashov CBT and Management's decision to devote additional resources to this area.

     As a result of the foregoing the Company incurred a net loss of $1,213,135 for the year ended December 31, 1996 compared to a net loss of $3,845,975 for the year ended December 31, 1995. With increased CSD revenues as well as the implementation of the restructuring and cost containment plans, the Company was profitable on an operating basis during most of the last two quarters of 1996. The improved operating results were attributable primarily to Management's aggressive cost containment plan, increased consulting revenues and the suspension of the Company's CBT research and development expenses, offset by a $248,443 gain on the sale of PC Canada and the San Francisco and Boise operations, including licensing fees.

Recent Developments

     Effective February 13, 1997, the Company entered into a Stock Purchase Agreement with Mashov, whose shares are publicly traded on the Tel-Aviv Stock Exchange. Mashov is a subsidiary of Mashov Computers Ltd., whose shares also are publicly traded on the Tel-Aviv Stock Exchange and which controls Magic Software Enterprises Ltd., a publicly traded company in the U.S. Based on the Stock Purchase Agreement, Mashov acquired 8,438,924 shares of Common Stock and 658,412 shares of Series C Preferred Stock of the Company, where each share of Series C Preferred Stock is convertible into 10 shares of Common Stock and has 10 to 1 voting rights in relation to shares of Common Stock. As a result of the transactions provided for in the Stock Purchase Agreement, Mashov owns 69% of the Company's equity and voting securities on a fully diluted basis.

     In connection with the execution of the Stock Purchase Agreement, the Company executed a Conversion and Waiver Agreement dated February 6, 1997 and effective February 13, 1997 (the "Conversion and Waiver Agreement"). The Conversion and Waiver Agreement provides that the parties who had made loans to the Company in December 1995 and October 1996 (the "Conversion Parties") receive Common Stock for the cancellation of the loan debt owed by the Company and the dilution of options and warrants owned by the Conversion Parties. Specifically:
(i) the 1,000,000 shares of Series A Preferred Stock held by Elron Electronic Industries Ltd. ("Elron") were converted into 200,000 shares of Common Stock (see note 4 to the Financial Statements, Item 7); (ii) the loans the Company received from certain stockholders aggregating $437,500 as of December 31, 1996 were converted into 1,750,000 shares of Common Stock (see note 3 to the Financial Statements, Item 7); and (iii) the holders of Company warrants (see note 4 to the Financial Statements, Item 7) agreed to convert a total of 1,432,519 warrants (consisting of 922,508 warrants outstanding as of December 31, 1996 (see note 4 to the Financial Statements, Item 7) which were subsequently adjusted pursuant to the Conversion and Waiver Agreement under anti-dilution provisions) into 344,464 shares of Common Stock. After giving effect to the Conversion and Waiver Agreement, and aggregating their prior holdings, the Conversion Parties own 4,812,509 shares of Common Stock as of March 31, 1997.

Liquidity and Capital Resources

     The Company's working capital deficiency increased to $1,946,663 as of December 31, 1996 compared to $1,234,834 as of December 31, 1995. The increase was due primarily to the operating losses experienced during 1996, offset in part by the sale of PC Canada and the sale of the San Francisco regional office.

     As a result of the execution of the Stock Purchase Agreement with Mashov, the Company's working capital position has improved. The Stock Purchase Agreement provided that Sivan and Mashov CBT have net tangible assets of $2,200,000, where such assets included a cash contribution by Mashov of $1,500,000 to the Company. It is the intention of Mashov to provide continued
financial support of the company, if necessary, to meet the Company's obligations for the next twelve months.

     The Company is a party to a financing agreement by which it finances its trade receivables. The agreement is scheduled to expire on April 30, 1997. The balance outstanding under the agreement, which is limited to 75% of eligible receivables, is reported as a current liability under "Loans Payable - Others." The Company is allowing the receivables agreement to expire and is retiring any balance outstanding.

     The Company used $821,291 in operating activities during the year ended December 31, 1996, primarily due to its net loss of $1,213,135 during such period. Such loss was offset by increased accounts payable of $760,156 during such period as well as depreciation and amortization expenses of $236,091. During 1996, the Company's investing activities provided cash in the amount of $732,213 as a result of the sale of PC Canada and the San Francisco operations.

     During the fourth quarter of 1995, in connection with the decision to temporarily suspend operations of PC Israel, the Company determined that there would be no continuing value to PC Israel. As a result, the Company wrote off the entire remaining net book value of $1,202,100 of the Subsidiary in December 1995. Effective December 5, 1995, the Company borrowed $500,000 from certain stockholders of the Company for working capital purposes. The notes evidencing the loans provided for interest at the rate of 10% per annum and the payment of the principal amount one year from the date of issuance. Effective October 6, 1996 the Company borrowed an additional $187,500 from certain stockholders of the Company for working capital purposes. The notes evidencing the loans provided for interest at a rate of 10% per annum. In addition, the parties agreed to extend the terms of the December 5, 1995 loan. Pursuant to the Conversion and Waiver Agreement, the loans obtained in December 1995 and October 1996 were converted into Common Stock of the Company effective February 13, 1997.

     Effective January 1, 1996, all of the outstanding stock of PC Canada was sold to a private Company for net proceeds of $704,000, including the license of certain computer software. Of such amount, $250,000 was used to repay a portion of the December 1995 loans described above. Effective April 1, 1996, the Company sold the operating assets of its San Francisco, California training office and Boise, Idaho business location for an aggregate cash purchase price of $42,000. In addition, the purchaser agreed to assume certain obligations and liabilities of the Company.

     Effective October 15, 1996, the Company entered into a composition agreement with certain vendors. The agreement provided for specific payment terms based on the total debt to the vendor. Class A creditors (total indebtedness in excess of $3,000 each) would be paid in full through a four year payment plan. The composition agreement pertained to all past due balances through July 15, 1996. The Company also agreed to keep current on future invoices.

     The Company expects to open one new state of the art training facility this year in the U.S. The expected cost of opening this new office is estimated to be approximately $250,000.

Item 7. Financial Statements.




                          Index to Financial Statements



Independent Auditors' Reports........................................F-1

Financial Statements:

     Consolidated Balance Sheet .....................................F-3

     Consolidated Statements of Operations...........................F-4

     Consolidated Statements of Stockholders' Equity (Deficit).......F-5

     Consolidated Statements of Cash Flows...........................F-6

     Notes to Consolidated Financial Statements......................F-7

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of PC Etcetera, Inc.:


We have audited the accompanying consolidated balance sheet of PC Etcetera, Inc. as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PC Etcetera, Inc. as of December 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                            /s/ERNST & YOUNG LLP


New York, New York
March 28, 1997

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of PC Etcetera, Inc.:


We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of PC Etcetera, Inc. and subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the result of operations and cash flows of PC Etcetera, Inc. and subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, certain factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/ARTHUR ANDERSEN LLP


New York, New York
March 8, 1996

                                PC ETCETERA, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996


ASSETS:
CURRENT ASSETS:
Cash and Cash Equivalents                                           $   50,445
Accounts  Receivable,
  net of allowance for doubtful accounts of $20,189                    947,327
Prepaid Expenses and  Other Current Assets                              31,985
                                                                        ------
Total Current Assets                                                 1,029,757
                                                                     ---------

PROPERTY AND EQUIPMENT,
  Net of accumulated depreciation and amortization of $446,038         319,730
OTHER ASSETS                                                            37,667
------------                                                            ------
TOTAL ASSETS                                                       $ 1,387,154
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                              $ 1,685,391
Loans Payable -  Current Portion                                       663,589
Loans Payable - Related Party                                          470,833
Capital Equipment Obligations - Current Portion                         36,299
Deferred Revenue                                                       120,308
                                                                     ---------
Total Current Liabilities                                            2,976,420
                                                                     ---------

LONG TERM LIABILITIES:
Capital Equipment Obligations                                            6,834
Accounts Payable - Long Term                                           324,980
Deferred Revenue                                                        66,656
                                                                     ---------
TOTAL LIABILITIES                                                    3,374,890
                                                                     ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred Stock,
  $.001 Par Value, 5,000,000
  Shares Authorized, 1,000,000 Series A
  Issued and Outstanding                                                 1,000
Common Stock,
  $.01 Par Value, 15,000,000
  Shares Authorized,
  3,169,129 Issued and Outstanding                                      31,691
Additional Paid-In Capital                                           5,279,367
Accumulated Deficit                                                 (7,299,794)
                                                                    -----------
Total Stockholders' Deficit                                         (1,987,736)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 1,387,154
                                                                   ===========

                             See Accompanying Notes

                                PC ETCETERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                             1996                1995
                                                             ----                ----
Net Sales                                              $7,042,089         $11,148,929
Cost of Sales                                           4,964,144           7,231,364
                                                       ----------         -----------
Gross Profit                                            2,077,945           3,917,565

Selling, General and Administrative Expenses            3,307,242           5,521,837
Research and Development                                   58,214             891,686
Write Down of Software Investment                               0           1,202,100
                                                       ----------          ----------
Operating Loss                                         (1,287,511)         (3,698,058)

Gain on Sales of Subsidiaries                             181,771                   0
Other Income                                               66,672                   0

Interest Expense, net of interest income of
  $3,476  and  $34,944                                   (174,067)           (147,917)
                                                       ----------          ----------
Net Loss                                              ($1,213,135)        ($3,845,975)
                                                       ==========          ==========
Net Loss Per Share                                         ($0.39)             ($1.36)
                                                            =====               =====
Weighted Average Number of Shares                       3,137,879           2,827,462
                                                        =========           =========


                             See Accompanying Notes

                                                                                           ADDITIONAL                  STOCKHOLDERS'
                                    PREFERRED        STOCK         COMMON       STOCK        PAID IN     ACCUMULATED      EQUITY
                                       SHARES       AMOUNT         SHARES      AMOUNT        CAPITAL       DEFICIT      (DEFICIT)
                                       ------       ------         ------      ------        -------        -------      ---------
Balance,  December 31, 1994         1,000,000       $1,000      9,637,308     $96,374     $3,754,689     $(2,240,684)    $1,611,379
One for five reverse stock split                               (7,709,846)    (77,099)        77,099                              0
Issuance of common stock                                        1,200,000      12,000      1,452,495                      1,464,495
Net Loss                                                                                                  (3,845,975)    (3,845,975)
                                    ---------       ------      ---------     --------     ---------      -----------    -----------
Balance December 31, 1995           1,000,000        1,000      3,127,462      31,275      5,284,283      (6,086,659)      (770,101)
Issuance of common stock                                           41,667         416           (416)                             0
Expenses related to 1995 share
registrations                                                                                 (4,500)                        (4,500)
Net loss                                                                                                  (1,213,135)    (1,213,135)
                                    ---------       ------      ---------     -------     ----------      -----------    ----------
Balance December 31, 1996           1,000,000       $1,000      3,169,129     $31,691     $5,279,367     ($7,299,794)   ($1,987,736)
                                    =========       ======      =========     =======     ==========     ============   ============


                             See Accompanying Notes

                                PC ETCETERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                1996              1995
                                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                     ($1,213,135)      ($3,845,975)
ADJUSTMENTS TO RECONCILE NET  LOSS TO NET
CASH (USED IN)  OPERATING ACTIVITIES:
Write Down of Software Investment                                                      0         1,202,100
Depreciation and Amortization                                                    236,091           814,591
Provision for (recovery of) Doubtful Accounts                                    (12,246)           32,435
Gain on Sale of Property and Equipment                                                 0            (6,690)
Gain on Sale of Subsidiaries                                                    (181,771)                0
Amortization of Deferred Revenue                                                 (66,672)                0

Changes in Operating Assets and Liabilities:                                    (204,198)           93,584
Prepaid Expenses and Other Current Assets                                        (10,030)          (58,329)
Inventories                                                                       32,467           (32,467)
Assets held for Sale                                                             379,611                 0
Accounts Payable and Accrued Expenses                                            760,156           402,946
Deferred Revenue                                                                  23,254           (49,588)
Liabilities held for Sale                                                       (564,818)                0
                                                                               ---------        ----------
NET CASH  (USED IN) OPERATING ACTIVITIES                                        (821,293)       (1,447,393)
                                                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Other Assets                                                                      35,330            32,116
Purchase of  Property and Equipment                                              (49,306)         (160,640)
Proceeds from Sale of Property and Equipment                                           0            72,672
Proceeds from Sale of License                                                    200,000                 0
Proceeds from Sale of Subsidiaries, net                                          546,191                 0
                                                                                 -------          --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              732,215           (55,852)
                                                                                 -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Repayment of Loans Payable - Related Party                            (252,374)          (53,774)
Proceeds from Loans Payable - Related Party                                      187,500           500,000
Net Proceeds (Repayment) - Short Term Borrowings                                 209,587          (118,693)
Repayment of Capital Equipment Obligations                                      (152,152)         (183,541)
Net Proceeds(Expenses)from Issuance of Common and Preferred Stock                 (4,500)        1,464,495
                                                                                ---------        ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              (11,939)        1,608,487
                                                                                --------         ---------

NET(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                              (101,017)          105,242
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     151,462            77,777
LESS CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE                    0          (31,557)
                                                                                --------          --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $50,445          $151,462
                                                                                 =======          ========

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
Interest                                                                        $142,101          $173,758
Income taxes                                                                     $10,733            $4,217


     SUPPLEMENTAL  SCHEDULE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     ---------------------------------------------------------------------------
Capital lease obligations of $150,026 were incurred when the Company entered into lease arrangements for new equipment during the year ended December 31, 1995.
     The Company effectuated a 1 for 5 reverse stock split in April 1995 resulting in a reclassification between common stock and paid in capital of $77,099.
     Concurrent with the reverse stock split, 1,000,000 shares of preferred stock were converted into 1,000,000 (post reverse split) shares of common stock.

                             See Accompanying Notes

                                PC ETCETERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996




NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES


     PC ETCETERA, Inc. (the "Company") develops and offers instructor-led and computer-based personal computer training programs, and provides contract consulting services, primarily to large business and public sector organizations. For the years ended December 31, 1996 and 1995, revenues from instructor led training comprised 39% and 61% of total revenues, respectively, while consulting services and computer-based training ("CBT") revenues accounted for 56% and 27% and 5% and 12% of total revenues, respectively.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries until the time they were either sold or closed. All material intercompany balances and transactions have been eliminated in consolidation.

     As of December 31, 1996, the Company had two facilities operating in New York City.

     As reflected in the Consolidated Financial Statements, the Company has experienced continuing net losses, negative cash flows from operations, a negative working capital and a stockholders' deficiency. The Company is currently working under a plan which has reduced overhead and expenses and improved profitability Additionally, the Company sold its Canadian subsidiary and California and Idaho training facilities and suspended operations at its Israeli subsidiary. Further, as described in Note 13, in February 1997, Mashov Computers Marketing Ltd. (MCM) acquired 69% of the common stock of the Company. It is the intent of MCM to provide continued financial support to the Company, if necessary, to meet its obligations for the next twelve months.

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


Cash and Cash Equivalents

     The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.


Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with one financial institution. Concentrations of credit risk with respect to accounts receivable are limited because the Company's customers are from a wide range of industries and no one customer accounts for more than ten percent of total revenue or accounts receivable as of December 31, 1996.


Property and Equipment

     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the period of the lease or the useful life of the asset.


Revenue Recognition

     Revenues related to instructor-led training are recognized over the life of the training course. CBT revenues are recognized upon delivery of the program. Contract consulting revenue is recognized as the services are performed. The Company's refund policy provides that dissatisfied trainees may either attend the same course without charge or the trainee's employer may request a full refund. It is Company policy to reserve for potential refunds; however, an allowance for refunds has not been established because historically minimal refunds have been issued. Retakes are provided on a seat availability basis and as such the Company incurs no financial exposure related to these retakes.

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


Foreign Currency

     As of December 31, 1996, the Company suspended operations in Israel and sold its Canadian subsidiary. The financial records of the Israeli subsidiary are maintained in U.S. dollars because the currency of the primary economic environment in which the operations of the subsidiary are conducted (the functional currency) is the U.S. dollar. Transactions and balances in the Canadian subsidiary were maintained in Canadian dollars and translated into U.S. dollars in accordance with the principles set forth in Statement of Financial Accounting Standards No 52. Exchange gains and losses were not material for the years ended December 31, 1996 and 1995.


Reverse Split

     Except as otherwise indicated, all references herein to numbers of shares of Common Stock and per share amounts give retroactive effect to the Company's one-for-five reverse split effectuated on April 19, 1995.


Earnings per Share

     Earnings per share calculations are based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents outstanding. All earnings per share amounts have been adjusted to give effect to the reverse stock split.

Long-Lived Assets

     It is the Company's policy to estimate future gross revenues from, and costs related to long-lived assets and to write off any amount in excess of the net realizable value. No such write off was necessary at December 31, 1996.


Inventories

     Inventories consist of computer software and components. Inventories are carried at the lower of cost or market determined by the first-in, first-out method.


NOTE 2 - PROPERTY AND EQUIPMENT

     Major classifications of property and equipment and their respective lives are summarized below:


                                December 31, 1996         Depreciable lives
                                -----------------         -----------------
Furniture and Fixtures             $191,188                   5-8 years
Computer Equipment                  373,898                    3 years
Leasehold Improvements              200,682               Shorter of term of
                                    -------               lease or useful life
                                    765,768
                                    -------
Accumulated Depreciation
   and Amortization                (446,038)
                                    -------

Net Property and Equipment         $319,730
                                   ========


Depreciation and amortization expense for the years ended December 31, 1996 and 1995 were $236,091 and $458,284, respectively. During the year ended December 31, 1996, $437,415 of property and equipment was fully depreciated and written off.

At December 31, 1996, property and equipment includes computer equipment under capital leases with a cost of $200,713 and accumulated amortization of $130,079.

NOTE 3 - LOANS PAYABLE

Short-Term Financing

     In 1990, the Company entered into a financing arrangement to finance its trade receivables (excluding those from the Company's subsidiaries). The arrangement expires on April 30, 1997. The balance outstanding under the arrangement is limited to 75% of eligible receivables and bears interest at the rate of 4% above prime per annum . In addition, the Company pays a facility fee of $7,500 per contract year or 2% of the average monthly daily cash balances of the loan, whichever is less. Borrowings under the arrangement are secured by the Company's accounts receivable. At December 31, 1996, the loan balance was $441,428.


Bank Debt

     In 1994, the Company obtained a bank loan for the purchase of state-of-the-art computer equipment and other fixed assets. The bank loan matures in May 1997 and carries an interest rate of 9% per annum. The bank loan at December 31, 1996 was $38,161 (all current).

     In 1994, the Company's wholly-owned Israeli subsidiary obtained a working capital loan from a bank in Israel which was guaranteed by the Company. The loan balance at December 31, 1996 is $184,000 (all current) and carries an interest rate of 10% per annum.


Accounts Payable - Long Term

     In October 1996, the Company entered into an agreement with certain vendors. The agreement provided for specific payment terms based on the total debt to the vendor. Class A creditors (total indebtedness in excess of $3,000 each) will be paid in full through a four-year payment plan.

Loans from Related Parties

     In 1991, the Company obtained a loan from an unrelated party in the amount of $100,000 with a 10% interest rate. During the year ended December 31, 1993, the note was assigned to a then member of the Company's Board of Directors. The loan is payable on demand and is currently unsecured . The security agreement whereby the loan was secured by all personal property, other than that property secured pursuant to the financing agreement described above, was subsequently released. At December 31, 1996, the loan balance was $33,333.

     In 1995, the Company obtained a loan from certain related parties in the amount of $500,000 with a 10% interest rate. The loan is due on October 25, 1997 and is currently unsecured until such time as the Company is able to obtain waivers from certain lien holders of the Company. Simultaneously, in consideration of the loans, the lenders were issued warrants for the purchase of an aggregate of 75,000 shares of the Company's common stock at a price of $1.50 per share. These warrants were issued at a price in excess of market value. The loan agreement also provided that additional warrants be issued to the lenders equal to 11.25% of the outstanding principal amount on June 5, 1996, divided by $1.50. At June 5, 1996, the principal balance was $250,000 and as such, 18,750 additional warrants were issued. The total warrants issued of 93,750 are subject to certain anti-dilution provisions which increased the number of warrants outstanding at December 31, 1996 to 97,656. At December 31,1996, the loan balance was $250,000.

     In 1996, the Company obtained an additional loan from certain related parties in the amount of $187,500 with a 10% interest rate. Simultaneously with the receipt of the loan, each lender extended the maturity of the loans made by them pursuant to the above described 1995 loan agreement, to October 25, 1997. In consideration for making the loans, the Company agreed to issue to the lenders warrants for the purchase of an aggregate of 150,000 shares of Common Stock of the Company at a price of $0.25 per share. The warrants are subject to certain anti-dilution provisions.

Fair Value

     The following methods and assumptions were used by the Company in estimating its fair value disclosure for loans payable:

          Short Term Financing: The carrying amount of the Company's borrowings under its short term financing agreement approximates fair value.

          Bank Debt: The carrying amount of the Company's borrowings under its bank loans approximates fair value.

          Accounts Payable - Long Term: The carrying amount of the Company's long term accounts payable approximate fair value.

          Loans from Related Parties: The carrying amount of the Company's loans from related parties approximate fair value.


NOTE 4 - STOCKHOLDERS' EQUITY

     Effective April 19, 1995, the Company effectuated a one-for-five reverse split of the shares of Common Stock.

     In August 1994, the Company issued 3,300,000 shares of common stock in connection with the acquisition of substantially all of the assets of the ACE Division of Elron Electronic Industries Ltd. ("Elron") and Adar International, Inc. ("Adar"). PC Etcetera Israel, Ltd., ("PC Israel"), the Company's wholly-owned subsidiary, which operated the acquired businesses, suspended operations on March 31, 1996. In connection with the acquisition, the Company issued, or subsequently issued upon exercise of warrants, which were also issued in connection with the transaction with Elron, 1,000,000 shares of Series A preferred stock. After the above transactions there were 40,000 warrants outstanding.

     In March 1995, the Company issued an aggregate of 1,000,000 shares of Series B preferred stock and four-year warrants for the purchase of an aggregate of 2,500,000 shares of common stock (500,000 post split) at an exercise price of $.55 per share ($2.75 post split) for an aggregate purchase price of $1,500,000. Effective with the April 19, 1995 reverse split, the shares of Series B preferred stock were converted into 1,000,000 shares of common stock (post split) and the warrants became exercisable. These warrants were issued at an exercise price above market value. In addition, pursuant to the Series B preferred stock agreement the Company had undertaken to file a registration statement with the SEC to register the shares issuable upon conversion of the Series B preferred stock and upon exercise of the warrants. Since this registration statement had not been declared effective by December 31, 1995, the Company issued 200,000 additional shares of common stock and 101,103 additional warrants at an exercise price of $2.75 per share, in accordance with the Series B preferred stock agreement. The above mentioned common stock and warrants were issued with anti-dilution provisions if either common stock or warrants are subsequently issued by the Company below specific amounts. Based on certain 1995 and 1996 transactions described in Note 3, 41,667 shares of common stock and 33,749 warrants to purchase additional shares of common stock were issued.


OPTIONS

     The Company has adopted an Amended and Restated 1987 Stock Option Plan under which 600,000 shares of the Company's common stock have been reserved for issuance to employees and non-employee Directors, among others.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No, 123, "Accounting for Stock-Based Compensation" requires use of options valuation models that were not developed for use in valuing employee stock options. The exercise price of the Company's employee stock options was equal to or above the market price of the underlying stock on the date of grant and, therefore, no compensation expense was recognized.

     Pro forma  information  regarding  net  income  and  earnings  per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: risk free interest rate of 6.6%, volatility factor of the expected market price of the Company's common stock of .72, and the weighted-average expected life of the options of 5 years. Dividends are not expected in the future. Since the fair value for the options was determined to be de minimus, proforma information is not disclosed.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics of significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     All of the options were granted at or above fair market value as of the date of grant and no compensation expense was recorded.

     Stock option activity is summarized as follows:


                                                                     WEIGHTED-
                                                                      AVERAGE
                                                         SHARES   EXERCISE PRICE
                                                         ------   --------------

Outstanding December 31, 1994                           435,800       $3.31

Options Granted                                          30,000       $3.90
Options Canceled                                        (24,600)      $3.79
                                                        -------
Outstanding December 31, 1995(288,100 exercisable
at option prices $.94 to $6.25)                         441,200       $3.17

Options Granted                                          20,000       $5.00
Options Canceled                                       (307,200)      $2.03
                                                       ---------
Outstanding December 31, 1996 (154,000 exercisable
at option prices $.94 to $6.25)                         154,000       $3.56
                                                       ========

Options outstanding and exercisable at December 31, 1996 are as follows:


                                        WEIGHTED-
                                         AVERAGE
                                        REMAINING
                                       CONTRACTUAL
     SHARES         EXERCISE PRICE        LIFE
     ------         --------------        ----
     16,900             $.94               .2
     30,000            $1.05               .2
      5,100            $2.50              1
     10,000            $2.75              1
     66,000            $5.00              3
     26,000            $6.25              5.75
    -------
    154,000
    =======

     At December 31, 1996, 600,000 options are available for grant.

WARRANTS

     The following is a summary of warrants outstanding and exercisable at December 31, 1996


                           NUMBER OF
EXPIRATION DATE            WARRANTS         EXERCISE PRICE     DESCRIPTION
---------------            --------         --------------     -----------
August 12, 1999             40,000              $5.00              (1)
March 15, 1999             634,852              $2.60              (2)
December 31, 1998           36,000              $2.50              (3)
December 5, 2000            97,656              $1.44              (4)
October 25, 2001           150,000              $0.25              (5)
                           -------
         Total             958,508
                           =======



(1)  Warrants issued in connection with the Elron acquisition
(2) Warrants issued with the Series B preferred stock agreement, as adjusted for anti dilution provisions
(3)  Warrants granted to a consultant
(4)  Warrants issued in connection with the 1995 loan from related parties
     (Note 3), as adjusted for anti dilution provisions
(5)  Warrants issued in connection with the 1996 loan from related parties
     (Note 3)

     Subsequent to the balance sheet date 922,508 of the above noted warrants were converted into shares of common stock (See Note 13)

     At December 31, 1996, the Company has 958,508 shares of common stock reserved for issuance to the warrant holders.


NOTE 5 - LEASES

     The Company conducts its operations principally from leased facilities. These facilities consist of office and classroom space at eight locations pursuant to leases which expire through the year 2003. The Company has also entered into capital lease arrangements for certain fixed assets. Future minimum lease payments with respect to leases in effect at December 31, 1996 are as follows:


                                          Capital            Operating
                                          -------            ---------
1997                                      $44,566             $316,426
1998                                        8,215              298,794
1999                                            0              330,794
2000                                            0              330,794
2001                                            0              330,794
Thereafter                                      0              641,799
                                        ---------            ---------
                                          $52,781           $2,249,401
                                                            ==========
Less: Amounts representing interest        (9,648)
                                           ------
                                          $43,133
                                          =======


Rental expense for the years ended December 31, 1996 and 1995 was $456,083 and $1,010,138, respectively.


NOTE 6- DEFERRED REVENUE

     The Company enters into agreements with certain clients whereby blocks of training coupons are purchased in advance at discount prices. The purchases are recorded as deferred revenue ($53,636 at December 31, 1996) which is recognized as revenues as classes are attended.

     In connection with the sale of the Canadian Subsidiary (see Note 12), the Company sold a non refundable license fee for certain computer software for $200,000. This license fee has been deferred and is being recognized over three years which is equal to the term of the license. At December 31, 1996, the deferred revenue amounted to $133,328 of which $66,672 has been included in current liabilities in the accompanying consolidated balance sheet.

NOTE 7 - SOFTWARE

     The Company's capitalized software consisted of the authoring tool used to develop the Company's CBT products. The total amount of software costs amortized for the year ended December 31, 1995 was $343,457. These costs are included in research and development since the software is only used for the development of CBT products. It is the Company's policy to project future gross revenues from, and costs related to, the software and to write off any amount in excess of the net realizable value. During the fourth quarter of 1995, in connection with the decision to suspend operations of PC Israel, the Company determined there would be no continuing value to the asset. As a result, it wrote off the entire remaining net book value of $1,202,100 in December, 1995.


NOTE  8 - COMMITMENTS AND CONTINGENCIES

     The Company, and its former President and Executive Vice President are parties to an agreement which requires the Company, upon the death of either such person, to purchase from the estate of such person up to $500,000 of the Company's Common Stock at a price per share equal to the Company's revenues for the last four completed fiscal quarters immediately preceding the date of death divided by the number of outstanding shares of Common Stock at the time of death. The Company's purchase obligation is conditioned upon its receipt of, and is only to the extent of, life insurance proceeds on such persons.

NOTE  9 -  FOREIGN OPERATIONS

RESULTS OF FOREIGN OPERATIONS
                                                                       YEAR ENDED DECEMBER 31, 1996
                                        -----------------------------------------------------------------------------------------
                                                              %                            %                              %
                                               US            OF           CANADA           OF           ISRAEL           OF
                                                            TOTAL                        TOTAL                          TOTAL
                                        ---------------- -----------  -------------- -------------- --------------  -------------
REVENUE FROM UNRELATED
THIRD PARTIES                              $6,982,928        99%                $0         0%          $59,161           1%
INTERCOMPANY REVENUE                                0                            0                           0
                                            ---------                           --                      ------
TOTAL REVENUE                              $6,982,928        99%                $0         0%          $59,161           1%
                                           ==========                          ===                     =======
NET LOSS                                   ($889,289)        80%                $0         0%        ($223,846)         20%
                                           ==========                          ===                    ========
IDENTIFIABLE ASSETS                        $1,387,154                           $0                          $0
                                           ==========                          ===                         ===

                                                                       YEAR ENDED DECEMBER 31, 1995
                                        -----------------------------------------------------------------------------------------
                                                              %                            %                              %
                                               US            OF           CANADA           OF           ISRAEL           OF
                                                            TOTAL                        TOTAL                          TOTAL
                                        ---------------- -----------  -------------- -------------- --------------  -------------
REVENUE FROM UNRELATED
THIRD PARTIES                              $7,097,409        64%        $3,335,461        30%         $716,059           6%
INTERCOMPANY REVENUE                                0                            0                     174,517
                                            ---------                    ---------                     -------
TOTAL REVENUE                              $7,097,409        63%        $3,335,461        29%         $890,576           8%
                                           ==========                   ==========                    ========
NET INCOME (LOSS)                         ($3,166,529)       82%          ($23,106)        1%        ($656,340)         17%
                                          ===========                   ==========                    ========
IDENTIFIABLE ASSETS                        $1,542,623                     $644,771                    $379,611
                                           ==========                    =========                    ========


NOTE 10 - RETIREMENT PLAN

     The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. The Company can make a discretionary matching contribution on behalf of all participants. The Company made a contribution of $15,824 and $11,064 in 1996 and 1995, respectively.


NOTE 11 - INCOME TAXES

     There was no income tax expense or benefit recorded for the years ended December 31, 1996 or 1995.

     The Company has a net operating loss ("NOL") carryforward for income tax purposes which is available to offset future taxable income. This NOL totals $5,485,000 and expires in the years 2006 through 2011. The Company has a capital loss carryforward for income tax purposes, which totals $1,202,000 and expires in 2000.

     Components of the Company's deferred tax asset and liability at December 31, 1996 is as follows:


Net operating loss carryforwards                 $2,194,000
Capital loss carryforward                           481,000
Deferred revenue                                    (53,000)
                                                  ---------
                                                  2,622,000
Valuation allowance                              (2,622,000)
                                                 ----------
Net deferred tax asset                                   --

     The change in valuation allowance amounted to $828,000 and $1,559,000 respectively, for the years ended December 31, 1996 and 1995.

     The change in stock ownership discussed in Note 13 will result in a limitation on the annual utilization of net operating loss carryforwards.


NOTE 12 - GAIN ON SALE OF SUBSIDIARY

     Effective January 1, 1996, all of the outstanding stock of the Company's Canadian subsidiary was sold to a private company for net proceeds of $504,000.

     Effective April 1, 1996 the Company sold the San Francisco California and Boise Idaho training operations for net proceeds of $42,000.


NOTE 13 - SUBSEQUENT EVENTS

     Effective February 6, 1997, Mashov Computers Marketing Ltd., ("MCM") acquired a 69% interest in the Company. In consideration of the foregoing, MCM transferred to the Company all of its interest in Sivan Computers Training Center ("Sivan") and Mashov Computer Based Training ("Mashov CBT"). MCM received 8,438,924 shares of common stock and 658,412 shares of preferred stock par value $.001, each share of preferred being convertible into ten shares of common stock having a ten to one voting right in relation to shares of common stock. This transaction will be accounted for as a reverse acquisition.

     Concurrently with the above purchase transaction, the Company entered into a conversion and waiver agreement whereby the following took place:

     The 1,000,000 shares of Series A Preferred Shares held by Elron Electronic Industries was converted into 200,000 shares of common stock. (See Note 4).

     The loans the Company received from certain stockholders aggregating $437,500 as of December 31, 1996 were converted into 1,750,000 shares of common stock. (See Note 3).

     The holder of warrants (See Note 4) agreed to convert a total of 1,432,519 warrants (consisting of 922,508 warrants outstanding at December 31, 1996 (See
Note 4) which were subsequently adjusted in 1997 under anti dilution provisions) into 344,464 shares of common stock.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     On February 24, 1997, the Company dismissed the accounting firm of Arthur Andersen LLP, who was previously engaged as the principal accountant to audit the Company's financial statements. The principal accountant's report on the financial statements for either of the Company's two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to audit scope, or accounting principles. The principal accountant's report on the financial statements for the Company's fiscal year ended December 31, 1995 contained a qualification as to uncertainty regarding the Company's ability to continue as a going concern.

     The decision to change accountants was recommended and approved by the Board of Directors of the Company. During the Company's two most recent fiscal years and the interim period through February 24, 1997 there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. No "reportable events" as defined in Item 304 (a)(1)(v) of Regulation S-K occurred during the Company's two most recent fiscal years or the interim period through February 24, 1997.

     On February 25, 1997, the Company engaged Ernst & Young LLP to audit the Company's financial statements. Kost, Levary & Forer, C.P.A.s, independent accountants in Israel, a member firm of Ernst & Young LLP, are the auditors of Sivan, Mashov CBT and PC Israel.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The executive officers and Directors of the Company are as follows:

                                                                   Director
Name                    Age     Position with the Company           Since
----                    ---     -------------------------           -----
Roy Machnes             37      Chairman, President, Chief
                                Executive Officer and Director      1997
Elan Penn               45      Chief Financial Officer and
                                Director                            1997
Terry I. Steinberg      42      Executive Vice President and
                                Director                            1985
David Assia             45      Director                            1997
Jack Dunietz            42      Director                            1997
Martin F. Kahn          46      Director                            1995

     In connection with the execution of the Stock Purchase Agreement effective February 13, 1997, Mr. Avi Peri, Mr. Joe Sabrin, and Mr. Avshalom Aderet resigned from the Company's Board of Directors. Mr. Terry Steinberg and Mr. Martin Kahn remained on the Board and were joined by Mr. Roy Machnes, Mr. Elan Penn, Mr. David Assia and Mr. Jack Dunietz. Mr. Machnes now serves as Chairman of the Company.

     Roy Machnes currently serves as the Company's Chairman and Chief Executive Officer and a Director. In January 1994, Mr. Machnes became and remains Chairman and Chief Executive Officer of Mashov. Mr. Machnes is also a Director of Mashov Computers Ltd., Mashov and Magic Software Enterprises Ltd. From January 1988 and until January 1994, Mr. Machnes served as Vice President Sales of Mashov Computers Ltd. and has been a Director of Mashov Computers Ltd. since January 1988. Mr. Machnes holds a B.A. from the University of California at Berkeley.

     Elan Penn serves as the Company's Chief Financial Officer and a Director. Mr. Penn also serves as the Chief Financial Officer of Mashov Computers Ltd. and Mashov. Mr. Penn joined Mashov Computers Ltd. and Magic Software Enterprises Ltd. as their Vice President Finance and Administration in June 1992. In February 1997, Mr. Penn resigned his position at Magic Software to assume the position of Chief Financial Officer of the Company. From January 1991 until May 1992, Mr. Penn was employed by Solgood Representatives Ltd., an electronics equipment sales representative firm, where he acted in an executive capacity. Mr. Penn was Vice President Finance of Mashov Computers Ltd. from March 1987 until December 1990. Mr. Penn holds a B.A. in Economics from the Hebrew University of Jerusalem and a Ph.D. in Management Science from the University of London.

     Terry I. Steinberg currently serves the Company as Executive Vice President and a Director. Mr. Steinberg was President of the Company since its inception and as Treasurer since August 1991 until February 1997. For more than five years prior to the Company's inception, he was the Director of Decision Support for Paramount Pictures Corporation, with responsibility for all end-user computing. Mr. Steinberg was primarily responsible for the introduction of personal computer utilization at Paramount in October 1981. At the time he left Paramount in May 1985, Mr. Steinberg was responsible for the support of more than 200 personal computers and the training of all personnel in personal computer technology and utilization. Mr. Steinberg holds a Bachelors Degree in Applied Mathematics and Computer Science and a Masters in Business Administration, both from McGill University.

     David Assia serves the Company as a Director. Mr. Assia is a co-founder of Mashov Computers Ltd. of which he was a Managing Director between 1980 and 1986 and has been its Chairman since 1989. Mr. Assia has been Managing Director of Magic Software Enterprises Ltd. since its inception in 1983 and has been Chief Executive Officer and Chairman since 1986. Mr. Assia also serves as a director of Mashov and Aladdin Knowledge Systems Ltd. Mr. Assia holds a B.A. and an M.B.A. from the Tel-Aviv University.

     Jack Dunietz serves the Company as a Director. Mr. Dunietz is a co-founder of Mashov Computers Ltd. of which he was Managing Director from 1978 until 1987 and has been the Chief Executive Officer since 1987. Mr. Dunietz also serves as a Director of Mashov, Magic Software Enterprises Ltd., and Paradigm Geophysical Ltd. & Data Automation Ltd. Mr. Dunietz holds a B.Sc. in Computer Science from the Technion Israel Institute of Technology.

     Martin F. Kahn serves the Company as a Director. Mr. Kahn was Chairman of the Board of the Company from May 1995 until February 1997. Mr. Kahn has served as Chairman of Ovid Technologies, Inc. since 1989 (formerly CDP Technologies, Inc.), a leading producer of medical, scientific and technical CD-ROM and network products; since 1993 as Chairman of OneSource Information Services (formerly Lotus One Source), which develops and markets a comprehensive set of integrated business information and software products; since 1991 as Chairman of Vista Information Solutions, Inc. (formerly DataMap, Inc., a successor through merger to Vista Environmental Information, Inc. which supplies site-specific risk information about real estate for the insurance, banking, and environmental engineering markets; since April 1995 as Chairman of ShopperVision Express, Inc., which offers home grocery shopping through dial-up and on-line services; and since 1990 as Managing Director of Cadence Information Associates L.L.C. (and its predecessor), a consulting and management services firm. Mr. Kahn holds a Bachelors Degree in Administrative Sciences from Yale College and a Masters degree in Business Administration from Harvard Business School.

     Executive officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company's stockholders and until their successors have been chosen and qualified. Directors of the Company hold their offices until the next annual meeting of the Company's stockholders and until their successors have been duly elected and qualified or until their earlier resignation or removal from office. The Board of Directors intends to nominate and elect a seventh Director as soon as possible. Reference is made to Item 12 hereof for a discussion of certain agreements with regard to the election of Directors of the Company.

     To the Company's knowledge, based solely on a review of the copies of filings furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% stockholders were complied with.

Item 10. Executive Compensation

     The  following   table  sets  forth   information   concerning   the  total
compensation during the last three fiscal years for the Company's executive officers whose total salary in fiscal 1996 totaled $100,000 or more:

                           Summary Compensation Table

                                                             Long-Term
                                                           Compensation
                                             Annual         Securities
                                          Compensation      Underlying
Name and Principal Position      Year      Salary ($)       Options (#)
---------------------------      ----      ----------       -----------
Terry Steinberg                  1996         --(2)             --
President (1)                    1995         --(2)             --
                                 1994        131,750            --
Joseph Sabin
Executive Vice President (3)     1996         --(2)             --
                                 1995        103,680            --
                                 1994        110,400            --
--------------
(1) Effective February 13, 1997, Mr. Steinberg was named Executive Vice President pursuant to an employment contract dated February 6, 1997.
(2)  Less than $100,000.
(3) In March 1997 and effective May 1997, Mr. Sabrin resigned from the Company. Mr. Sabrin was granted severance of three months' salary.

     The aggregate value of all other perquisites and other personal benefits furnished in each of the last three years to each of these executive officers was less than 10% of each officer's salary for such year. The Company has not paid any cash remuneration to any of its outside Directors as Directors in the last three years.

     Pursuant to the Stock Purchase Agreement and effective February 13, 1997, the Company entered into employment contracts with each of Terry Steinberg, Roy Machnes and Elan Penn, providing for their employment as Executive Vice President, Chief Executive Officer and Chief Financial Officer, respectively, of the Company. Messrs. Machnes, Steinberg and Penn have been granted incentive stock options in connection with their respective employment agreements of 325,000, 240,000 and 200,000 stock options, respectively, where such options vest over a three-year period. The exercise price of the stock options is $0.584 per share.

     The base salaries of Messrs. Machnes and Steinberg are $155,000. Mr. Machnes' employment agreement provides that the Company will reimburse certain of Mr. Machnes' relocation and living expenses. Specifically, the Company must reimburse Mr. Machnes for the following expenses: (1) $20,000 for expenses incurred during the relocation of Mr. Machnes, his family and their possessions; (2) all expenses associated with the education of Mr. Machnes' children including private school tuition and associated expenses; (3) rental payments for an apartment in Manhattan, New York, including any associated real estate broker's fees, less the amount of any rental payments received from the sublease of Mr. Machnes' home in Israel, net of associated expenses; and (4) any expenses incurred by Mr. Machnes in connection with the repatriation of his family to Israel once each year. All of the expense reimbursements are to be grossed up to account for the payment of any taxes due if such reimbursement constitutes taxable income to Mr. Machnes and are to be adjusted upwards annually in a percentage amount equal to the Consumer Price Index for all urban consumers in the New York, New Jersey and Connecticut area as published by the Bureau of Labor Statistics. Should Mr. Machnes' employment be terminated by any means, Mr. Machnes is to be reimbursed for relocation expenses of no more than $20,000 in connection with Mr. Machnes's relocation to Israel.

     Mr. Penn's salary is paid at a rate of $10,000 per month, adjusted monthly in a percentage amount equal to the increase in the Consumer Price Index as published by the Israeli Bureau of Labor Statistics.

Stock Options

     The following table provides information concerning stock options held in 1996 by each of the executive officers named above in the Summary Compensation Table. There were no options granted to any officers in 1996.


                       AGGREGATED OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                  Number of Shares
                                                                     Underlying                  Value of Unexercised
                       Shares                                  Unexercised Options at            in the Money Options
                     Acquired on          Value                 FY-End (#) Exercis-             at FY-End ($) Exercis-
Name                Exercise (#)        Realized ($)             able/Unexercisable               able/Unexercisable
----                ------------        ------------             ------------------               ------------------
Terry Steinberg          --                --                      20,000/--                            --
President

Joseph Sabin             --                --                      20,000/--                            --
Executive Vice
President


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information as of April 11, 1997 regarding the ownership of the Company's equity securities for each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of a class of the Company's securities:

                                                                                      Percent
Title of           Name and Address                          Amount and Nature of        of
Class              of Beneficial Owner                        Beneficial Owner         Class(1)
-----              -------------------                        ----------------         --------
Series C           Mashov Computers Marketing                 658,412 shares(3)(4)      100%
Preferred          Ltd.
Stock (2)          5 HaPlada Street
                   Or-Yehuda, Israel 60218

Series C           Mashov Computers Ltd.                      658,412 shares(3)(4)      100%
Preferred          5 HaPlada Street
Stock              Or-Yehuda, Israel 60218

Common             Mashov Computers Marketing                8,308,924 shares(3)(4)      55.3%
Stock              Ltd.

Common             Mashov Computers Ltd.                     8,308,924 shares(3)(4)      55.3%
Stock

Common             Elron Electronic Industries Ltd.          1,490,405(5)                 9.9%
Stock              Advanced Technology Center
                   P.O. Box 1573
                   Haifa, Israel 31015

Common             Rho Management Trust I                    1,166,671(6)                 7.8%
Stock              c/o Rho Management Co., Inc.,
                   767 Fifth Avenue
                   New York, New York

Common             Star Group                                  871,304(7)                 5.8%
Stock              Management Ltd.
                   Herzelia Pitauch, Israel 46733

Common             Dr. Meir Barel                              871,304(7)                 5.8%
Stock              SVM STAR Ventures
                   Management Ltd.
                   Herzelia Pitauch, Israel 46733


                                                                                      Percent
Title of           Name and Address                          Amount and Nature of        of
Class              of Beneficial Owner                        Beneficial Owner         Class(1)
-----              -------------------                        ----------------         --------
Common             Gilbert H. Steinberg                      1,448,123(8)                 9.6%
Stock              Six Nevada Drive
                   Lake Success, New York

Common             Terry I. Steinberg                        1,448,123(8)                 9.6%
Stock              462 Seventh Avenue
                   New York, New York


(1) Percentages give effect to the Conversion and Waiver Agreement effective February 13, 1997.

(2) All of the Company's Series A and B Preferred Stock were converted into Common Stock pursuant to the Conversion and Waiver Agreement. Each share of Series C Preferred Stock is convertible into 10 shares of Common Stock and has 10 to 1 voting rights in relation to shares of Common Stock.

(3) Mashov Computers Marketing Ltd. is a wholly owned subsidiary of Mashov Computers Ltd. Mashov Computers Ltd. is publicly traded on the Tel-Aviv Stock Exchange with 17,697,453 million shares outstanding. David Assia and Jack Dunietz own approximately 20% and 10%, respectively, of the shares of Mashov Computers Ltd. The remaining shares are owned by the public.

(4) Based on the Stock Purchase Agreement, Mashov acquired 8,438,924 shares of Common Stock and 658,412 shares of Series C Preferred Stock of the Company, where each share of Series C Preferred Stock is convertible into 10 shares of Common Stock and has 10 to 1 voting rights in relation to shares of Common Stock. As a result of the transactions provided for in the Stock Purchase Agreement, Mashov (and by virtue of its control of Mashov, Mashov Computers Ltd.) owns 69% of the Company's equity and voting securities on a fully diluted basis.

(5) Includes 130,000 shares of Common Stock of the Company transferred to Elron by Mashov Computers Marketing Ltd. upon the execution of the Stock Purchase Agreement.

(6) Rho Management Partners L.P. ("Rho") may be deemed the beneficial owner of shares registered in the name of Rho Management Trust I (formerly known as Gibraltar Trust), pursuant to an investment advisory agreement that confers sole voting and investment control over such shares to Rho.

(7)  Pursuant to information  available to the Company, the Star Group includes:
     SVE  STAR  Ventures  Enterprises  No.  II GbR  (112,610  shares),  SVE STAR
     Ventures Enterprises No. III (297,422 shares), SVE STAR Ventures Enterprises No. IIIA GbR (25,260 shares), Justy Ltd. (261,392 shares) and Yozma Venture Capital Ltd. (174,260 shares). Dr. Meir Barel has the sole power to vote or direct the vote, and the sole power to dispose or direct the disposition of, the shares beneficially owned by the members of the Star Group.

(8) Includes shares beneficially owned by Terry I. Steinberg (305,458 shares including 20,000 exercisable options), Joseph Sabrin (335,458 shares including 20,000 exercisable options) and Gilbert H. Steinberg (807,207 shares) pursuant to a Voting Trust Agreement expiring in December 1997, wherein the Messrs. Steinberg and Sabrin exercise joint voting control as co-trustees. Each of the Messrs. Steinberg and Mr. Sabrin retain dispositive control over their respective shares.


     (b) Security Ownership of Management

         The following table sets forth certain information as of April 11, 1997 regarding the ownership of the Company's equity securities for each executive officer and Director, and for the Company's executive officers and Directors as a group:

                             Beneficial
                             Ownership of
                             Officer, Director or         Amount and Nature of
Title of Class               Group                        Beneficial Owner          Percent of Class
--------------               -----                        ----------------          ----------------
Series C Preferred           Roy Machnes(1)                  658,412(2)                  100%
Stock
Common Stock                 Roy Machnes                    8,308,924(2)                  55.3%
Series C Preferred           Elan Penn(1)                     658,412(2)                 100%
Stock
Common Stock                 Elan Penn                      8,308,924(2)                  55.3%
Series C Preferred           David Assia(1)                   658,412(2)                 100%
Stock
Common Stock                 David Assia                    8,308,924(2)                  55.3%
Series C Preferred           Jack Dunietz(1)                  658,412(2)                 100%
Stock
Common Stock                 Jack Dunietz(1)                8,308,924(2)                  55.3%
Common Stock                 Terry Steinberg(1)               305,458(3)                   2.0%


                             Beneficial
                             Ownership of
                             Officer, Director or         Amount and Nature of
Title of Class               Group                        Beneficial Owner          Percent of Class
--------------               -----                        ----------------          ----------------
Common Stock                 Martin Kahn                       40,000(4)                  0.3%
Series C Preferred           All Executive                    658,412                   100%
Stock                        Officers and
                             Directors as a group
                             (6 persons)

Common Stock                 All Executive                  8,654,382(3)(4)               57.6%
                             Officers and
                             Directors as a group
                             (6 persons)

-------------------

(1) Address is c/o PC Etcetera, Inc., 462 Seventh Avenue, New York, New York 10018.
(2) Denotes voting control by virtue of holding positions as Director of Mashov and Mashov Computers Ltd.
(3) Includes 20,000 shares issuable upon the exercise of currently exercisable stock options.
(4) Includes 40,000 shares issuable upon the exercise of currently exercisable stock options.



Item 12.  Certain Relationships and Related Transactions.

Transactions Effected In Connection With the Execution of the Stock Purchase Agreement

         Prior to the execution of the Stock Purchase Agreement, Mashov owned 70% of the issued and outstanding ordinary shares of Mashov CBT. Pursuant to a purchase agreement dated February 6, 1997, between Mashov and Elron, Mashov purchased from Elron all of the ordinary shares of Mashov CBT held by Elron, such shares then representing 30% of the issued and outstanding shares of Mashov CBT. In consideration of the purchase and sale, Mashov transferred to Elron upon the execution of the Stock Purchase Agreement 130,000 shares of Common Stock of the Company.

         Prior to the execution of the Stock Purchase Agreement, Sivan owned 312,547 shares of Mashov and 234,918 options to purchase shares of Mashov (collectively, the "Mashov Option Shares"). Pursuant to an agreement dated February 5, 1997, Sivan granted to Mashov Computers Ltd. the option to purchase the Mashov Option Shares at the average market value of the Mashov Options Shares during the five day period immediately following the consummation of the transactions contemplated by the Stock Purchase Agreement, as quoted on the Tel Aviv Stock Exchange. The Mashov Option Shares were purchased by Mashov Computers Ltd. in consideration of approximately $175,000.

     The Stock Purchase Agreement further provides that Mashov will convert its Preferred Stock of the Company into the Company's Common Stock as soon as possible following the closing of the transaction. In the event of a rights offering by the Company, Mashov may call due and payable $600,000 of debt owing to Mashov from Sivan for use in the purchase by Mashov of securities of the Company offered pursuant to such rights offering.

     In connection with the execution of the Stock Purchase Agreement, the Company executed the Conversion and Waiver Agreement, which provides that the Conversion Parties (Elron, Rho Management Trust I [formerly Gilbralter Trust], the Star Group [as defined in Item 11(a)], Gilbert H. Steinberg, Special Situations Fund III, L.P., and Special Situations Cayman Fund, L.P.) receive Common Stock for the cancellation of debt owed by the Company and the dilution of options and warrants owned by the Conversion Parties. Specifically: (i) the 1,000,000 shares of Series A Preferred Stock held by Elron were converted into 200,000 shares of Common Stock; (ii) the loans the Company received from certain stockholders aggregating $437,500 as of December 31, 1996 were converted into 1,750,000 shares of Common; and (iii) the holders of Company warrants agreed to convert a total of 1,432,519 warrants (consisting of 922,508 warrants outstanding as of December 31, 1996 which were subsequently adjusted pursuant to the Conversion and Waiver Agreement under anti-dilution provisions) into 344,464 shares of Common Stock. After giving effect to the Conversion and Waiver Agreement, and aggregating their prior holdings, the Conversion Parties own 4,812,509 shares of Common Stock of the Company as of March 31, 1997.

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


Item 13.  Exhibits and Reports on Form 8-K.



Exhibit
Number          Description of Exhibit
------          ----------------------
2.1 Asset Purchase Agreement dated as of August 12, 1994 among the Company, PC Israel, Elron, Adar International, Inc. and Elron Technologies Inc. (1)

2.2 Stock Purchase Agreement dated as of January 31, 1996 by and between Training Holdings L.L.C. and the Company.(2)

Exhibit
Number          Description of Exhibit
------          ----------------------
2.3 Stock Purchase Agreement dated February 6, 1997 and effective February 13, 1997 by and between the Company and Mashov.(3)

3.1  Certificate of Designation with regard to Series C Preferred Stock.

3.2 Certificate of Amendment of Certificate of Incorporation with regard to reverse split.(4)

3.3  Certificate of Incorporation, as amended. (5)

3.4  By-Laws.(6)

9 Voting Trust Agreement dated December 29, 1987 between Gilbert Steinberg, Terry I. Steinberg and Joseph Sabrin, individually, and Gilbert Steinberg and Terry I. Steinberg as Co-Trustees.(6)

10.1 Lease for premises situated at 462 Seventh Avenue, 4th Floor New York, New York.(4)

10.2 Lease for premises situated at 462 Seventh Avenue, 18th Floor, New York, New York.(7)

10.3 Amended and Restated 1987 Stock Option Plan.(8)

10.4 Financing Agreement for receivables dated November 20, 1990 between the Company and Rosenthal & Rosenthal, Inc.(5)

10.5 Stockholders'  Agreement  dated as of August 12,  1994  among the  Company,
     Elron,  Adar  International,   Inc.,  Elron  Technologies  Inc.,  Terry  I.
     Steinberg, Joseph Sabrin and Gilbert H. Steinberg. (1)

10.6 Stock Purchase Agreement dated as of March 15, 1995 among the Company, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Gibraltar Trust, Justy Ltd., Yozma Venture Capital Ltd., SVE STAR Ventures Enterprises No. II GbR, SVE STAR Ventures Enterprises No. III GbR and SVE STAR Ventures Enterprises No. IIIA GbR.(4)

16 Arthur Andersen LLP letter dated March 7, 1997 pursuant to Item 304(a)(3) of Regulation S-K.(9)

21   Subsidiaries.(10)

(1) Filed as an exhibit to the Company's Current Report on Form 8-K for an event dated August 12, 1994 and hereby incorporated by reference thereto.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K for an event dated January 31, 1996 and hereby incorporated by reference thereto.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and hereby incorporated by reference thereto.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference, as amended by document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(6) Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33- 19521) and hereby incorporated by reference thereto.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(8) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 and hereby incorporated by reference thereto.

(9)  Reference is made to Item 1(a) of this Form 10-KSB, "Recent Developments."

(10) Filed as an exhibit to the Company's Current Report on Form 8-K/A Amendment No. 2 for an event dated February 24, 1997 and hereby incorporated by reference thereto.

     (b) Reports on Form 8-K.

     No report on Form 8-K was filed by the Company during the three month period ended December 31, 1996. The following forms 8-K were filed since December 31, 1996:

     A Current Report on Form 8-K ("Form 8-K") was filed by the Company with the Commission on February 27, 1997 with respect to the execution of the Stock Purchase Agreement and the change of the Company's auditors.

     An Amendment No. 1 to the Form 8-K was filed by the Company on March 4, 1997 with respect to the change of the Company's auditors.

     An Amendment No. 2 to the Form 8-K was filed by the Company on March 13, 1997 with respect to the change of the Company's auditors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PC ETCETERA, INC.


April 15, 1997                              By: /s/Roy Machnes
                                                --------------
                                                Roy Machnes
                                                President and
                                                Chief Executive Officer

                              --------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/ Roy Machnes            Chairman, President, and              April 15, 1997
---------------
Roy Machnes                Chief  Executive Officer

/s/ Terry Steinberg        Executive Vice President,             April 15, 199
-------------------        and Director
Terry Steinberg

/s/ Elan Penn              Chief Financial Officer               April 15, 1997
-------------              and Director
Elan Penn

/s/ Adrienne Haber         Controller (Principal                 April 15, 1997
------------------         Accounting Officer)
Adrienne Haber

/s/ David Assia            Director                              April 15, 1997
---------------
David Assia

/s/ Jack Dunietz           Director                              April 15, 1997
----------------
Jack Dunietz

/s/ Martin Kahn            Director                              April 15, 1997
---------------
Martin Kahn

                                    EXHIBIT INDEX


Exhibit                                                                     Page

2.1 Asset Purchase Agreement dated as of August 12, 1994 among the Company, PC Israel, Elron, Adar International, Inc. and Elron Technologies Inc. (1)

2.2 Stock Purchase Agreement dated as of January 31, 1996 by and between Training Holdings L.L.C. and the Company.(2)

2.3 Stock Purchase Agreement dated February 6, 1997 and effective February 13, 1997 by and between the Company and Mashov.(3)

3.1  Certificate of Designation with regard to Series C Preferred Stock.

3.2 Certificate of Amendment of Certificate of Incorporation with regard to reverse split.(4)

3.3  Certificate of Incorporation, as amended. (5)

3.4  By-Laws.(6)

9 Voting Trust Agreement dated December 29, 1987 between Gilbert Steinberg, Terry I. Steinberg and Joseph Sabrin, individually, and Gilbert Steinberg and Terry I. Steinberg as Co-Trustees.(6)

10.1 Lease for premises situated at 462 Seventh Avenue, 4th Floor New York, New York.(4)

10.2 Lease for premises situated at 462 Seventh Avenue, 18th Floor, New York, New York.(7)

10.3 Amended and Restated 1987 Stock Option Plan.(8)

10.4 Financing Agreement for receivables dated November 20, 1990 between the Company and Rosenthal & Rosenthal, Inc.(5)

10.5 Stockholders'  Agreement  dated as of August 12,  1994  among the  Company,
     Elron,  Adar  International,   Inc.,  Elron  Technologies  Inc.,  Terry  I.
     Steinberg, Joseph Sabrin and Gilbert H. Steinberg. (1)

10.6 Stock Purchase Agreement dated as of March 15, 1995 among the Company, Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Gibraltar Trust, Justy Ltd., Yozma Venture Capital Ltd., SVE STAR Ventures Enterprises No. II GbR, SVE STAR Ventures Enterprises No. III GbR and SVE STAR Ventures Enterprises No. IIIA GbR.(4)

Exhibit                                                                     Page

16 Arthur Andersen LLP letter dated March 7, 1997 pursuant to Item 304(a)(3) of Regulation S-K.(9)

21   Subsidiaries.(10)


(1) Filed as an exhibit to the Company's Current Report on Form 8-K for an event dated August 12, 1994 and hereby incorporated by reference thereto.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K for an event dated January 31, 1996 and hereby incorporated by reference thereto.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and hereby incorporated by reference thereto.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference, as amended by document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(6) Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33- 19521) and hereby incorporated by reference thereto.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(8) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 and hereby incorporated by reference thereto.

(9)  Reference is made to Item 1(a) of this Form 10-KSB, "Recent Developments."

(10) Filed as an exhibit to the Company's Current Report on Form 8-K/A Amendment No. 2 for an event dated February 24, 1997 and hereby incorporated by reference thereto.