Form 10QSB
period 1997-03-31
PC ETCETERA INC
filed 1997-05-15
CIK 827053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

        Transition report under Section 13 or 15(d) of the Exchange Act for
the transition period from         to

Commission file number: 0-17419


                                PC ETCETERA, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Delaware                                              13-3260705
    (State of Incorporation)                (I.R.S. Employer Identification No.)


                               462 Seventh Avenue
                            New York, New York 10018
                    (Address of Principal Executive Offices)

                                 (212) 736-5870
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 1997, the Issuer had 14,999,970 shares of Common Stock, par value $.001, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X

                                       PC ETCETERA, INC.

                                          Form 10-QSB

                                             INDEX

                                                                            Page
                                                                            ----

        Consolidated Balance Sheets at March 31, 1997 and December 31, 1996....3

        Consolidated Statements of Operations for the Three Months
               Ended March 31, 1997............................................5

        Consolidated Statement of Cash Flows for the Three Months
               Ended March 31, 1997............................................6

        Notes to Financial Statements..........................................8

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................10

        Exhibits and Reports on Form 8-K......................................13

Signatures....................................................................15

                       PC ETCETERA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                               MARCH 31,              DECEMBER 31,
                                                                  1997                   1996
                                                                  ----                   ----
                                                              (UNAUDITED)

ASSETS:

Current Assets:
---------------

Cash and cash equivalents                                       $   746                   $  384
Accounts receivable                                               3,433                    2,279
Prepaid expenses                                                    115                      225
Inventory                                                            32                       91
                                                                -------                  -------
    Total current assets                                          4,326                    2,979
                                                                -------                  -------

Property and Equipment:
-----------------------

Property and equipment                                            3,554                    2,227
Accumulated depreciation and amortization                        (1,243)                    (587)
                                                                -------                  -------

    Total property and equipment                                  2,311                    1,640
                                                                -------                  -------

Other Assets:
-------------

Other assets, net                                                   433                      362
Investment in affiliate                                               -                      178
Goodwill (net of amortization of $286,926)                        7,467                    1,811
                                                                -------                  -------
    TOTAL ASSETS                                                $14,537                  $ 6,970
                                                                =======                  =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
--------------------

Accounts payable and accrued expenses                             2,970                    1,495
Deferred revenue                                                  1,891                    1,624
Loans payable - others  - current portion                           669                        -
Loans payable - affiliate - current portion                         698                    1,478
Capital equipment obligations                                        58                        -
                                                                -------                  -------
    Total current liabilities                                     6,286                    4,597
                                                                -------                  -------


                                                                  MARCH 31,            DECEMBER 31,
                                                                    1997                   1996
                                                                    ----                   ----

Other Liabilities
-----------------

Loans payable affiliates (shareholders)                             600                    2,665
Other liabilities                                                   581                      455
                                                                -------                  -------
    Total liabilities                                             7,467                    7,717
                                                                -------                  -------

Stockholders' Equity:
---------------------

Common stock                                                        150                      150
Preferred stock                                                       1                        -
Additional paid in capital - common stock                         7,794                        -
Accumulated deficit                                                (925)                    (920)
                                                                -------                  -------
Cumulative Foreign Currency
    Translation Adjustment                                           50                       23
    Total stockholders' equity                                    7,070                     (747)
                                                                  -----                     ----
        Total Liabilities and Stockholders' Equity              $14,537                   $6,970
                                                                =======                   ======




          See accompanying notes to consolidated financial statements.

                       PC ETCETERA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                  (In thousands except for earnings per share)

                                                        1997              1996
                                                        ----              ----
                                                    (UNAUDITED)


Revenues                                              $ 4,267          $  2,109
Cost of revenues                                        2,629             1,072
                                                       ------            ------
Gross profit                                            1,638             1,037


Selling, general and administrative
     expenses                                           1,508               862
Research and development                                  103                 -
                                                      -------             -----
Operating Income                                           27               175

Share in profit of affiliate                                -                 8
Gain on sale of subsidiary                                 11                 -
Interest expense, net                                     (28)             (138)
                                                      --------           ------

Net income before provision
     for income taxes                                      10                45

Provision for income taxes                                  -                 -
                                                      -------            ------

Net Income                                            $    10          $     45
                                                      =======          ========


Earnings per share:

Net income                                            $0.0005            $45.00
                                                      =======            ======


Weighted average number of shares                      21,584                 1
                                                       ======           =======


          See accompanying notes to consolidated financial statements.

                       PC ETCETERA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                  (In thousands except for earnings per share)

                                                                      1997          1996
                                                                      ----          ----
                                                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss) for the period                                  $    10        $   45

 Adjustments to reconcile net income (loss) to net cash provided by operating activities

    Depreciation and amortization                                      251            99
    Capital gain                                                         -            (8)
    Increase in accrued severance pay, net                              21            13
    Decrease (increase) in trade receivables                           316          (138)
    Decrease in prepaid expenses                                      (180)            -
    Decrease (increase) in other receivables                            56         (137)
    Increase (decrease) in other assets                                 (5)            -
    Decrease (increase) in inventories                                  56           (21)
    Increase in trade payables                                        (767)          112
    Increase (decrease) in related parties                            (340)           75
    Increase in deferred income                                        203           220
    Increase (decrease) in accounts payable and
               accrued liabilities                                       2           (72)
    Accrued interest on shareholders' loan                               -            75
                                                                    ------         -----
        Net cash provided by operating activities                     (377)          263
                                                                  --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                                (385)         (225)
    Proceed from sales of property and equipment                         9             -
    Purchase of subsidiary/acquisition                                 (45)            -
    Cash acquired in Acquisition                                     1,217             -
                                                                  --------        ------
        Net cash used in investing activities                          796          (225)
                                                                 ---------       -------




CASH FLOWS FROM FINANCING ACTIVITIES:

       Capital equipment obligation repayments                         (15)            -
       Increase in short-term bank credit                              (42)            -
                                                                   -------       -------
               Net cash provided by financing activities               (57)            -
                                                                   -------        ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              362            38

 Cash and cash equivalents at the beginning of the period              384            93
                                                                   =======        ======
 Cash and cash equivalents at the end of the period                $   746        $  131
                                                                   =======        ======

 Supplemental disclosure of cash flow information:
 Cash paid during the period for
        Income Taxes                                                    10            16
        Interest                                                        36            40

 Supplemental disclosure of non-cash and financing
        activities:
      A shareholder loan in the amount of $2,578 was converted to equity






          See accompanying notes to consolidated financial statements.

                                PC ETCETERA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements

     The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments)  necessary  to present  fairly the  Company's  financial  position, operating results and cash flows for those periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulation of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's most recent Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Results for the interim period are not necessarily indicative of results for the entire year.

Note 2. Recent Accounting Pronouncement

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 128 (FAS 128). "Earnings Per Share". This statement is effective for the Company's quarter ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share.

     The impact of FAS 128 on the calculation of primary and fully diluted earnings per share for the three months ended March 31, 1997 and 1996 is not material.

Note 3. Proforma Results of Operations


     The unaudited financial statements for 1997 included in this report reflect the operations of Sivan and Mashov CBT for the three months ended March 31, 1997 and the operations of PC Etcetera, Inc. since February 13, 1997, the date of the stock purchase transaction (See Management's discussion and Analysis, "Background"). Because of the change in control, the stock purchase transaction between Mashov and PC Etcetera, Inc. was accounted for as a reverse acquisition. Based on such accounting treatment, Sivan is reported as the surviving entity. The quarter ended March 31, 1996 includes the operations of Sivan only.

     On a proforma basis had the acquisition occurred January 1, 1997, the proforma results of operations would have been as follows:

        Revenues                    $4,874

        Net Loss                    ($126)

        Loss Per Share              ($.006)


Note 4. Accounting Policy

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments with maturity of three months or less to be cash equivalents

Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report  contains  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results, performance, levels of activity, or achievements of PC Etcetera, Inc. ("PCE"), and its consolidated subsidiaries (collectively, the "Company"), or industry results, to be materially different from any future results, performance, levels of activity, or achievements of the Company expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, general and economic business conditions, changes in the industry, and the ability of the Company to implement its business strategy, as well as those discussed elsewhere in this report. The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

Background

     As previously reported, effective February 13, 1997, a change of control of PCE occurred pursuant to a Stock Purchase Agreement dated February 6, 1997 (the "Stock Purchase Agreement") between PCE and Mashov Computers Marketing Ltd., a corporation incorporated under the laws of the State of Israel ("Mashov"), whose shares are publicly traded on the Tel-Aviv Stock Exchange. Mashov is a subsidiary of Mashov Computers Ltd., whose shares are also publicly traded on the Tel-Aviv Stock Exchange. Based on the Stock Purchase Agreement, Mashov acquired 8,438,924 shares of Common Stock and 658,412 shares of Series C Preferred Stock of PCE (collectively, the "Sale Stock"), where each share of Series C Preferred Stock is convertible into 10 shares of Common Stock and has 10 to 1 voting rights in relation to shares of Common Stock. In consideration for the Sale Stock, PCE acquired two of Mashov's subsidiaries, Sivan Computers Training Center (1994) Ltd. ("Sivan"), and Mashov Computer Based Training (C.B.T.) Ltd., both of which are incorporated under the laws of the State of Israel. Sivan and Mashov CBT are engaged in instructor-led personal computer training and the development and sale of technology-based training products and services. As a result of the transactions provided for in the Stock Purchase Agreement, Mashov owns 69% of PCE's equity and voting securities on a fully diluted basis, subject to an adjustment based upon the fiscal year 1996 audited balance sheets of PCE, Sivan and Mashov. The Company anticipates that the final adjustment will be calculated during the second quarter of 1997.

     In connection with the execution of the Stock Purchase Agreement, PCE executed a Conversion and Waiver Agreement effective February 13, 1997 (the "Conversion and Waiver Agreement") with certain prior holders of its securities and debt (the "Conversion Parties"). Pursuant to the Conversion and Waiver Agreement the Conversion Parties received Common Stock for the cancellation of the debt owed by PCE and for the dilution of all options and warrants owned by the Conversion Parties. After giving effect to the Conversion and Waiver Agreement, and aggregating their prior holdings, the Conversion Parties, as of March 31, 1997, own 4,812,509 shares of Common Stock of PCE.

Financial Reporting

     The unaudited financial statements for the first quarter of 1997 included in this report reflect the operations of Sivan and Mashov CBT for the three months ended March 31, 1997 and the operations of PCE and PC Etcetera Israel since February 13, 1997, the date of the stock purchase transaction. Because of the change in control, the stock purchase transaction between Mashov and PCE was accounted for as a reverse acquisition. Based on such accounting treatment, Sivan is reported as the surviving entity and financial information for the quarter ended March 31, 1996 reflects the operations of Sivan. Mashov CBT did not begin operations until the second quarter of 1996. The financial statements for the quarter ended March 31, 1997 also include the operations of Mashov CBT, as well as Sivan Jerusalem Ltd., a company in which Sivan had held a 50% equity investment until January 1997 when Sivan purchased the remaining equity and it became a wholly owned subsidiary. All dollar amounts referred to herein are in thousands.

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

     Revenues consist primarily of revenues from services and product sales. The Company's revenues relating to instructor-led training are recognized over the life of the training course. CBT revenues are recognized upon shipment of the software provided that no significant vendor obligations remain and collection of the related receivable is probable. Contract consulting revenue is recognized as the services are performed. Revenues for the Company for the quarter ended March 31, 1997 increased 102% to $4,267 from $2,109 for the quarter ended March 31, 1996. As indicated above, for accounting purposes Sivan and Mashov CBT acquired PCE in February, 1997. Sivan training revenues increased by 23% from $2,109 for the quarter ended March 31, 1996 to $2,598 for the quarter ended March 31, 1997. This increase in Sivan's revenues was due primarily to its success in offering more profitable technical courses which replaced lower revenue generating application courses. This was possible because of the increased emphasis and substantial growth in demand for Microsoft NT training. First quarter 1997 revenues for PCE, Sivan Jerusalem and Mashov CBT were $1,327, $236 and $117, respectively.

     Cost of revenues for instructor led training consists primarily of the expenses of instructors as well as classroom space costs. Cost of revenues for consulting services consists primarily of the labor costs of the consultants performing the work at our clients' facilities. Cost of revenues for CBT sales include development and manufacturing costs of the products. Cost of revenues rose to 62% of revenues for the three months ended March 31, 1997 as compared to 51% of revenues for the three months ended March 31, 1996. Cost of revenues for Sivan was 61% of revenues for the three months ended March 31, 1997 as compared to 51% for the comparable period in 1996. This increase was primarily due to a reclassification of expenses which was made in order to provide a more accurate picture of cost of revenues.

     Research and development expenses consist primarily of salaries of employees engaged in on-going research and development activities of technology based training materials and other related costs. Research and development expenses amounted to $103 for the quarter ended March 31, 1997 and were mainly incurred by Mashov CBT which did not begin operating until the second quarter of 1996.

     Selling, general and administrative expenses consist primarily of costs relating to promotion, advertising, trade shows and exhibitions, compensation of sales support, travel and related expenses. such expenses also include compensation costs for administration, finance and general management personnel and office maintenance and administrative costs. Selling, general and administrative costs for the Company increased by $646 to $1,508 during the three months ended March 31, 1997 from $862 for the three months ended March 31, 1996. Selling, general and administrative costs were $383 for PCE, $1,009 for Sivan and Mashov CBT, and $78 for Sivan Jerusalem for the three months ended March 31, 1997. Selling, general and administrative expenses for Sivan increased from $590 for the quarter ended March 31, 1996 to $639 for the quarter ended March 31, 1997, an increase of 18%. The selling and marketing expenses of Sivan increased principally as a result of Sivan's 23% increase in revenues.

     Financial expenses consist primarily of interest expenses on bank and other debt. Financial expenses decreased to $28 for the quarter ended March 31, 1997 from $138 for the quarter ended March 31, 1996. This decrease was due principally to the conversion of $2,578 of shareholder loans into equity in the first quarter of 1997. As a result of such conversion no interest was accrued on the loans during the quarter ended March 31, 1997.

     During the quarter ended March, 1997, both Sivan and PCE operated on a profitable basis, which profits were offset by the operations of Mashov CBT, which incurred a loss of approximately $120. Management's expects Mashov CBT to continue to operate at a loss for the remainder of 1997 while the Company invests in the subsidiary's future.

     As a result of the foregoing, the Company incurred a net profit of $10 for the quarter ended March 31, 1997 compared to $37 for the quarter ended March 31, 1996. Sivan's profit grew from $45 to $69 an increase of 86%.

Liquidity and Capital Resources

     At March 31, 1997, the Company had $746 in cash and cash equivalents and a working capital deficiency of $2,005. At December 31, 1996, the cash and working capital deficiency was $50 and $1,946 respectively for PCE and $384 and $1,618 respectively for Sivan. The improvement of the Company's cash position was a result of Mashov's infusion of $1,200 pursuant to the Stock Purchase Agreement. It is the intention of Mashov to provide continued financial support of the Company, if necessary, to meet the Company's obligations for the next twelve months.

     The Company used net cash from operating activities of $377 in the first quarter. Accounts receivable increased by $316 in the first quarter. This increase was due primarily to the increase in revenues. Trade payables decreased by $767 during the first quarter. The Company used $796 in investing activities of which $385 was used to purchase fixed assets and $45 was used to purchase Sivan Jerusalem. Financing activities used $57 principally for the repayment of debt.

     Prior to April 30, 1997, PCE was a party to a financing agreement by which it financed its trade receivables. The balance outstanding under the agreement, which was limited to 75% of eligible receivables, was reported as a current liability under "Loans Payable - Others." Effective April 30, 1997 the agreement expired and the loan balance was repaid.

     Exhibits and Reports on Form 8-K.

     Exhibits.


Exhibit
Number                         Description of Exhibit
------                         ----------------------

2.1 Asset Purchase Agreement dated as of August 12, 1994 among PCE, PC Israel, Elron, Adar International, Inc. and Elron Technologies Inc. (1)
2.2 Stock Purchase Agreement dated as of January 31, 1996 by and between Training Holdings L.L.C. and PCE.(2)
2.3 Stock Purchase Agreement dated February 6, 1997 and effective February 13, 1997 by and between PCE and Mashov.(3)
3.1  Certificate of Designation with regard to Series C Preferred Stock.(4)
3.2 Certificate of Amendment of Certificate of Incorporation with regard to reverse split.(5)
3.3  Certificate of Incorporation, as amended.(6)
3.4  By-Laws.(7)
10.1 Lease for premises situated at 462 Seventh Avenue, 4th Floor, New York, New York.(5)
10.2 Lease for premises situated at 462 Seventh Avenue, 18th Floor, New York, New York.(8)
10.3 Amended and Restated 1987 Stock Option Plan.(9)
10.5 Stockholders' Agreement dated as of August 12, 1994 among PCE, Elron, Adar International, Inc., Elron Technologies Inc., Terry I. Steinberg, Joseph Sabrin and Gilbert H. Steinberg. (1)

--------------------------
(1) Filed as an exhibit to PCE's Current Report on Form 8-K for an event dated August 12, 1994 and hereby incorporated by reference thereto.

(2) Filed as an exhibit to PCE's Current Report on Form 8-K for an event dated January 31, 1996 and hereby incorporated by reference thereto.

(3) Filed as an exhibit to PCE's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.

(4) Filed as an exhibit to PCE's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and hereby incorporated by reference thereto.

(5) Filed as an exhibit to PCE's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and hereby incorporated by reference thereto.

(6) Filed as an exhibit to PCE's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference, as amended by document filed as an exhibit to PCE's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(7) Filed as an exhibit to PCE's Registration Statement on Form S-18 (File No. 33-19521) and hereby incorporated by reference thereto.

(8) Filed as an exhibit to PCE's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(9) Filed as an exhibit to PCE's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 and hereby incorporated by reference thereto.


     Reports on Form 8-K.

     The following Current Report on Form 8-K was filed since December 31, 1996:

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

     An Amendment No. 3 to the Form 8-K was filed by the Company on April 24, 1997 with respect to the financial statements of Sivan and Mashov CBT.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PC ETCETERA, INC.

                                            By:/s/Roy Machnes
                                            -----------------
                                               Roy Machnes
                                               President and
                                               Chief Executive Officer


Date: May 15, 1997