Form 10QSB
period 1997-06-30
MENTORTECH INC
filed 1997-08-13
CIK 827053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

     Transition  report  under  Section 13 or 15(d) of the  Exchange Act for the
__   transition period from __ to __

Commission file number: 0-17419


                                 MENTORTECH INC.
                                 ---------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                              13-3260705
           --------                              ----------
   (State of Incorporation)           (I.R.S. Employer Identification No.)

                  462 Seventh Avenue, New York, New York 10018
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 736-5870
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                PC ETCETERA, INC.
                                -----------------
                 (Former Name, Former Address and Former Fiscal
                       Year, if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 1997, the Issuer had 21,238,495 shares of Common Stock, par value $.01, outstanding.

       Transitional Small Business Disclosure Format (check one): Yes__ No X

                                 MENTORTECH INC.

                                   Form 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----

Consolidated Balance Sheets at June 30, 1997 and December 31, 1996............3

Consolidated Statements of Operations for the Three and Six Months
         Ended June 30, 1997 and 1996.........................................5

Consolidated Statement of Cash Flows for the Six Months
         Ended June 30, 1997 and 1996.........................................6

Notes to Consolidated Financial Statements....................................8

Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................10

Exhibits and Reports on Form 8-K.............................................16

Signatures...................................................................18

                        MENTORTECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                            JUNE 30,              DECEMBER 31,
                                             1997                     1996
                                             ----                     ----
                                         (Unaudited)

ASSETS:
Current Assets:
---------------

Cash and cash equivalents                    $   121                $   283
Accounts receivable                            3,494                  2,279
Prepaid expenses                                 151                    326
Inventory                                         26                     91
                                             -------                  -----
         Total current assets                  3,792                  2,979
                                             -------                  -----

Property and Equipment:
-----------------------
Property and equipment                         3,600                  2,227
Accumulated depreciation and amortization     (1,378)                  (587)
                                             -------                  -----
         Total property and equipment          2,222                  1,640
                                             -------                  -----

Other Assets:
-------------
Other assets, net                                479                    362
Investment in affiliate                           --                    178
Goodwill (net of accumulated amortization
   of $279 in 1997 and $211 in 1996)           4,937                  1,811
                                               -----                  -----

         TOTAL ASSETS                        $11,430                $ 6,970
                                             =======                =======









          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                 (In thousands)

                                                    JUNE 30,        DECEMBER 31,
                                                      1997             1996
                                                      ----             ----
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)

Current Liabilities:
--------------------
Accounts payable and accrued expenses                $ 2,931           $ 1,495
Deferred revenue                                       1,666             1,624
Loans payable - others  - current portion                531                --
Loans payable - affiliate - current portion              546             1,478
Capital equipment obligations                             21                --
                                                       -----             -----
         Total current liabilities                     5,695             4,597
                                                       -----             -----

Other Liabilities:
------------------
Loans payable affiliates (shareholders)                  600             2,665
Other liabilities                                        538               455
                                                         ---               ---

         Total liabilities                             6,833             7,717
                                                       -----             -----


Stockholders' Equity (Deficiency):
----------------------------------
Common stock                                             150               150
Preferred stock                                            1                --
Additional paid in capital - common stock              5,559                --
Accumulated deficit                                     (902)             (920)
Cumulative foreign currency
  translation adjustment                                (211)               23
                                                        ----                --

         Total Stockholders' Equity (Deficiency)       4,597              (747)
                                                       -----              ----

         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                     $11,430            $6,970
                                                     =======            ======




          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except for per share data)


                                              Three Months Ended                    Six Months Ended
                                                   June 30,                               June 30,
                                            ------------------------           -------------------------
                                              1996             1997              1996              1997
                                              ----             ----              ----              ----
                                                                   (Unaudited)

Revenues                                   $ 2,100           $4,420           $ 4,209            $8,687

Cost of revenues                             1,152            2,746             2,224             5,375
                                             -----            -----             -----             -----

Gross profit                                   948            1,674             1,985             3,312

Selling and marketing                          284              686               556             1,205
General and administrative                     641              800             1,231             1,789
Research and development                       102              127               102               230
                                               ---              ---               ---               ---
Operating  income (loss)                       (79)              61                96                88
                                               ---              ---               ---               ---

Equity in earnings of affiliate                 24               --                32                --
Gain on sale of subsidiary                                       16                                  27
Financial expense, net                        (169)             (69)             (307)              (97)
                                             -----             ----             -----              ----

Net  income (loss)                         $  (224)          $    8           $  (179)           $   18
                                           =======           ======           =======            ======

Net income (loss) per share                $(0.015)          $0.000           $(0.012)           $0.001
                                           =======           ======           =======            ======

Weighted average number of shares           15,000           15,000            15,000            12,092
                                            ======           ======            ======            ======


          See accompanying notes to consolidated financial statements.

                        MENTORTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Six Months Ended
                                                                            June 30
                                                                            -------
                                                                     1997              1996
                                                                     ----              ----
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss) for the period                                  $   18            $ (179)

 Adjustments to reconcile net income (loss)
      to net cash (used in) provided by operating activities
    Depreciation and amortization                                     366               230
    Capital gain                                                       (2)               --
    Equity in earnings of affiliate                                    --               (38)
    Increase in accrued severance pay, net                             41                45
    Increase in deferred income taxes                                 (72)               --
    Increase in trade receivables                                    (199)             (162)
    Decrease in prepaid expenses                                      211                --
    Decrease (increase) in other receivables                          154              (132)
    Decrease in other assets                                           79                --
    Decrease (increase) in inventories                                 65               (20)
    Increase in trade payables                                         --               158
    Increase (decrease) in related parties                           (452)               78
    Increase in deferred revenue                                     (125)              246
    (Decrease) in accounts payable and accrued expenses              (594)              (18)
    Accrued interest on shareholders' loan                             --               173
                                                                     ----              ----

        Net cash (used in) provided by operating activities          (510)              381
                                                                     ----              ----

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                               (657)             (539)
    Proceeds from sales of property and equipment                      35                --
    Purchase of subsidiary                                            (45)               --
    Cash acquired in acquisition                                    1,217                --
                                                                    -----             -----
    Net cash provided by (used in) investing activities               550              (539)
                                                                    -----             -----


                        MENTORTECH INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)

                                                                      Six Months Ended
                                                                            June 30
                                                                            -------
                                                                     1997              1996
                                                                     ----              ----
                                                                          (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of shares                                      --               151
 Capital equipment obligation repayments                              (52)               --
 Decrease in loans payable                                           (480)
 Increase in short-term bank credit                                   331
 Net cash (used in) provided by financing activities                 (201)              151
                                                                    -----              ----

 NET DECREASE IN CASH AND CASH EQUIVALENTS                           (161)               (7)
 Effect of exchange rate changes on cash and cash equivalent           --                (2)
 Cash and cash equivalents at the beginning of the period             282                93
                                                                    -----               ---

 Cash and cash equivalents at the end of the period                $  121            $   84
                                                                   ======            ======

 Supplemental disclosure of cash flow information:
 Cash paid during the period for
         Income taxes                                               $  28                16
         Interest                                                      98                --

 Supplemental disclosure of non-cash and financing activities:
 Two shareholder loans in the amount of $2,578 and $438 were converted to equity in 1997










          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Interim Financial Statements

     The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments)  necessary  to present  fairly the  Company's  financial  position, operating results and cash flows for those periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulation of the Securities and Exchange Commission (the "Commission"). The comparative figures for the consolidated balance sheet for the year ended December 31, 1996, consolidated statements of operations for the three and six month periods ended June 30, 1996 and the consolidated statements of cash flows for the six months ended June 30, 1996 combines the data of Sivan Computers Training Center (1994) Ltd. ("Sivan") and Mashov Computer Based Training (C.B.T.) Ltd. ("Mashov CBT"). See Management's Discussion and Analysis, "Background" and "Financial Reporting". The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996. Results for the interim period are not necessarily indicative of results for the entire year.

Note 2.  Recent Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share". This statement is effective for the Company's quarter ending December 31, 1997. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share.

     The impact of FAS 128 on the calculation of primary and fully diluted earnings per share for the three and six months ended June 30, 1997 and 1996 is not material.

Note 3.  Pro Forma Results of Operations

     The unaudited financial statements for 1997 included in this report reflect the operations of Sivan and Mashov CBT for the six months ended June 30, 1997, and PC Etcetera, Inc. since February 13, 1997, the date of the stock purchase transaction. See Management's Discussion and Analysis, "Background". Because of the change in control, the stock purchase transaction between Mashov and PC Etcetera, Inc. was accounted for as a reverse acquisition. Based on such accounting treatment, Sivan is reported as the surviving entity. The six months ended June 30, 1996 includes the six months operations of Sivan and the three months of operations (since inception) of Mashov CBT. It does not include the operations of PC Etcetera, Inc.

                        MENTORTECH INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     On a pro forma basis had the acquisition occurred January 1, 1997, the pro forma results of operations for the six months ended June 30, 1997 would have been as follows:


Revenues                              $9,289
Net Loss                              $(132)
Net Loss Per Share                    $(.01)

Note 4.  Accounting Policy

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid instruments with maturity of three months or less when purchased to be cash equivalents.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report  contains  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results, performance, levels of activity, or achievements of Mentortech Inc. (formerly PC Etcetera, Inc.) and its consolidated subsidiaries (collectively, the "Company"), or industry results, to be materially different from any future results, performance, levels of activity, or achievements of the Company expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, general and economic business conditions, changes in the industry, and the ability of the Company to implement its business strategy, as well as those discussed elsewhere in this report. The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

Background

     As previously reported, effective February 13, 1997, a change of control of PC Etcetera, Inc. (hereafter referred to as the "U.S. Operation") occurred pursuant to a Stock Purchase Agreement dated February 6, 1997 (the "Stock Purchase Agreement") between the former PC Etcetera, Inc. and Mashov Computers Marketing Ltd. ("Mashov"), a corporation incorporated under the laws of the State of Israel whose shares are publicly traded on the Tel-Aviv Stock Exchange. Mashov is a subsidiary of Mashov Computers Ltd., whose shares are also publicly traded on the Tel-Aviv Stock Exchange. Based on the Stock Purchase Agreement, Mashov acquired 8,438,924 shares of Common Stock and 658,412 shares of Series C Preferred Stock of the U.S. Operation (collectively, the "Sale Stock"), where each share of Series C Preferred Stock was convertible into 10 shares of Common Stock and had 10 to 1 voting rights in relation to shares of Common Stock. In consideration for the Sale Stock, the U.S. Operation acquired two of Mashov's subsidiaries, Sivan Computers Training Center (1994) Ltd. ("Sivan"), and Mashov Computer Based Training (C.B.T.) Ltd. ("Mashov CBT"), both of which are incorporated under the laws of the State of Israel. Sivan and Mashov CBT are engaged in instructor-led personal computer training and the development and sale of technology-based training ("TBT") products and services. As a result of the transactions provided for in the Stock Purchase Agreement, Mashov owned 69% of the U.S. Operation's equity and voting securities on a fully diluted basis, subject to an adjustment based upon the fiscal year 1996 audited balance sheets of the U.S. Operation, Sivan and Mashov. The Company calculated the final adjustment and Mashov contributed 345,595 shares of its common stock to the capital of the Company. As a result, Mashov now owns 68.5% of the Company's equity and voting securities on a fully diluted basis.

     In connection with the execution of the Stock Purchase Agreement, the U.S. Operation executed a Conversion and Waiver Agreement effective February 13, 1997 (the "Conversion Agreement") with certain prior holders of its securities and debt (the "Conversion Parties"). Pursuant to the Conversion Agreement, the Conversion Parties received Common Stock for the cancellation of the debt owed by the U.S. Operation and for the dilution of all options and warrants owned by the Conversion Parties. After giving effect to the Conversion Agreement, and aggregating their prior holdings, the Conversion Parties, as of June 30, 1997, own 4,812,509 shares of Common Stock of the Company.

Recent Corporate Events

     At the Company's 1997 Annual Meeting held August 4, 1997, the Company's stockholders voted to (i) amend the Company's Certificate of Incorporation to change the name of the Company to Mentortech Inc.; (ii) amend the Company's Certificate of Incorporation to increase the number of authorized shares of capital stock of the Company from 20,000,000 to 45,000,000 comprised of 40,000,000 shares of Common Stock, par value $.01 per share, and 5,000,000 shares of Preferred Stock, par value of $.001 per share; (iii) authorize the conversion of each of the 658,412 outstanding shares of the Company's Series C Preferred Stock into ten shares of Common Stock; and (iv) ratify the Company's 1997 Stock Option Plan.

Financial Reporting

     The unaudited financial statements for the first half of 1997 included in this report reflect the operations of Sivan and Mashov CBT for the six months ended June 30, 1997 as well as those of the U.S. Operation and PC Etcetera
Israel since February 13, 1997, the effective date of the Stock Purchase Agreement. Because of the change in control, the transaction has been accounted for as a reverse acquisition. Based on such accounting treatment, Sivan and Mashov CBT are reported together as the surviving entity and the financial information for the three and six months ended June 30, 1996 reflect the operations of Sivan and those of Mashov CBT since its inception in second quarter of 1996. The financial statements for the period ended June 30, 1997 also include the operations of Sivan Jerusalem Ltd. ("Sivan Jerusalem"), a company in which Sivan had held a 50% equity investment until January 1997 when it purchased the remaining equity in Sivan Jerusalem and it became a wholly-owned subsidiary. All amounts referred to herein are in thousands. The following discussion with respect to the U.S. Operation reflects the entire six month period ended June 30, 1997 in order to provide a clearer description of such operations during the period.


Three and six months ended June 30, 1997 compared to three and six months ended June 30, 1996

     Revenues consist primarily of revenues from services and product sales. The Company's revenues relating to instructor-led training ("ILT") are recognized over the life of the training course. TBT revenues are recognized upon shipment of the software provided that no significant vendor obligations remain and collection of the related receivable is probable. Contract consulting revenue is recognized as the services are performed.

     The Company 's revenues for the three months ended June 30, 1997 increased by 110% to $4,420 from $2,100 for the three months ended June 30, 1996. Revenue for the six months ended June 30, 1997 increased 106% to $8,687 from $4,209 for the comparable 1996 period. Sivan training revenues increased by 29% and 32% from $2,057 and $4,166 for the three and six months ended June 30, 1996, respectively, to $2,657 and $5,491 for the three and six months ended June 30, 1997. Sivan Jerusalem, a company in which Sivan had held a 50% equity investment until January 1997 when Sivan purchased the remaining equity, accounted for 38% of Sivan's increased revenues. Sivan's share of Sivan Jerusalem's results of operations were reported as equity in earnings of an affiliate in 1996. The remaining increase in Sivan's revenues was due primarily to its success in offering more profitable technical courses as well as to an increase in the number of application courses offered. The operations of Mashov CBT began in April 1996, therefore the 1996 amounts only reflect three months of operations rather than six.

     The revenues of the U.S. Operation were $1,672 and $3,359 for the three and six months ended June 30, 1997, an increase of 10% and 15%, respectively, compared to revenues of $1,520 and $2,926, respectively, for the three and six months ended June 30, 1996.

     The U.S. Operation has been placing more emphasis on the growth of its Consulting Services Division. Consulting revenues for the New York metropolitan area grew from $809 and $1,558 for the three and six months ended June 30, 1996, to $1,142 and $2,473, respectively, for the three and six months ended June 30, 1997, an increase of 41% and 59%, respectively.

     During the three and six months ended June 30, 1997, the U.S. Operation continued to experience declining ILT revenues. Application training revenues decreased by approximately 36% and 46%, respectively, for the three and six months ended June 30, 1997 compared to the same periods in 1996. Management attributes the declining ILT revenue to the fact that software vendors have not released many new versions of existing software. The U.S. Operation had anticipated that the release of a new application software entitled Office 95 would have a positive impact on ILT revenues. However many clients continued to delay such conversions and projects pending the market's experiences with Windows 95. The U.S. Operation now anticipates and has begun to experience an increase in training demand for the upgraded Office 97 products.

     The U.S. Operation is pursuing a move into the higher end training market as many organizations require certification training for Microsoft and Lotus back office applications and operating systems, which historically had higher margins. This higher technical training environment has a better synergy with the U.S. Operation's growing consulting business. The U.S. Operation has been authorized as a Lotus Authorized Education Center and its status has been upgraded to Premium Business partner and has received Microsoft Authorized Technical Education Center status. During the three and six months ended June 30, 1997, technical training revenues increased by 28% and 29%, respectively, compared to the same periods in 1996.

     Cost of revenues for ILT consists primarily of the expenses of instructors, classroom space costs as well as amortization of classroom equipment. Cost of revenues for consulting services consists primarily of the labor costs of the consultants performing the work at clients' facilities.

     Cost of revenues for TBT revenues include packaging and manufacturing costs of the products. Cost of revenues rose to 62% of revenues for the three and six months ended June 30, 1997, respectively, compared to 55% and 53% of revenues for the three and six months ended June 30, 1996, respectively. Cost of revenues for Sivan was 61% of revenues for the three and six months ended June 30, 1997, respectively, compared to 55% and 51%, respectively, for the comparable periods in 1996. These increases were primarily due to an increase in amortization expense as a result of a substantial investment in new classroom computer equipment. Amortization expense for classroom computers increased by 59% for the three and six months ended June 30, 1997 as compared to the 1996 comparable periods. Cost of revenues for the U.S. Operation were 51% and 59% for the three and six months ended June 30, 1997, respectively.

     Selling and marketing expenses consist primarily of costs relating to promotion, advertising, trade shows and exhibitions. Such expenses also include compensation of sales support, travel and related expenses. Sales and marketing expenses increased by $402 and $649 to $686 and $1,205 during the three and six months ended June 30, 1997, respectively, from $284 and $556 for the three and six months ended June 30, 1996, respectively. Selling and marketing expenses of Sivan increased by 63% and 47% for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. This increase is due to Management's decision to increase sales and marketing expenses in order to obtain increased revenues. Sivan's increase in sales and marketing expenses correlates with its increase in revenue. Selling and marketing expenses in the U.S. increased to $195 and $321 for the three and six months ended June 30, 1997, respectively, from $89 and $185 for the three and six months ended June 30, 1996, respectively.

     General and administrative expenses include compensation costs for administration, finance and general management personnel and office maintenance and administrative costs. General and administrative costs for the Company increased by $159 and $558 to $800 and $1,789 during the three and six months ended June 30, 1997, respectively, from $641 and $1,231 for the three and six months ended June 30, 1996, respectively. These increases were due entirely to the expansion and the inclusion of the results of Sivan Jerusalem, Mashov CBT and the U.S. Operation. General and administrative expenses were $321 and $558, respectively, for the U.S. Operation, $424 and $1,098, respectively, for Sivan, and $55 and $132, respectively, for Mashov CBT for the three and six months ended June 30, 1997. General and administrative expenses for Sivan decreased by $186 and $101 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996.

     Research  and  development   expenses  consist  primarily  of  salaries  of
employees engaged in on-going research and development activities of TBT materials and other related costs. Research and development expenses amounted to $127 and $230, respectively, for the three and six months ended June 30, 1997, respectively, compared to $102 for the three and six months ended June 30, 1996. Research and development is primarily incurred by Mashov CBT which did not begin operating until the second quarter of 1996.

     Operating income was $61 for the three months ended June 30, 1997 compared to an operating loss of $79 for the three months ended June 30, 1996. Operating income for the six months ended June 30, 1997 was $88 compared to $96 for the six months ended June 30, 1996. This is due to increased revenues, as well as the Company's investments into profitable operations such as the U.S. Operation and Sivan Jerusalem, offset by research and development activities.

     As discussed above, equity in earnings of affiliate represented Sivan's 50% investment in Sivan Jerusalem during 1996. Effective January 1, 1997, Sivan purchased the remaining equity, and Sivan Jerusalem became a wholly-owned subsidiary. Sivan Jerusalem's results of operations are consolidated in the financial statements for the three and six months ended June 30, 1997. The
Company's gain on the sale of a subsidiary refers to a 1996 sale of the U.S. Operation's wholly-owned Canadian subsidiary. Due to the fact that the purchase agreement included certain covenants that continued for two years, a part of the purchase price is being recognized over the two year period. The U.S. Operation is not included in the results for the three and six months ended June 30, 1996.

     Financial expenses, net consists primarily of bank charges and interest expenses. Financial expenses decreased to $69 and $97 for the three and six months ended June 30, 1997, respectively, from $169 and $307 for the three and six months ended June 30, 1996, respectively. This decrease was due principally to the conversion of $2,578 of shareholder loans into equity by Sivan in the first quarter of 1997 and the repayment of the U.S. Operation's receivables financing with Rosenthal and Rosenthal during the second quarter of 1997.

     As a result of the foregoing, the Company incurred a net profit of $8 and $18, respectively, for the three and six months ended June 30, 1997 compared to a net loss of $224 and $179, respectively, for the three and six months ended June 30, 1996. Sivan's profit was $61 and $165, respectively, for the three and six months ended June 30, 1997 compared to a net loss of $109 and $69 for the three and six months ended June 30, 1996. During both the first and second quarters of 1997, both Sivan and the U.S. Operation operated on a profitable basis, which profits were offset by the unprofitable operations of Mashov CBT, which incurred losses of approximately $128 and $257, respectively, during the three and six months ended June 30, 1996. Management expects Mashov CBT to continue to operate at a loss for the remainder of 1997 while the Company invests in the subsidiary's future.

Liquidity and Capital Resources

     At June 30, 1997, the Company had $121 in cash and cash equivalents and a working capital deficiency of $1,903. At December 31, 1996, the cash and working capital deficiency was $50 and $1,946, respectively, for the U.S. Operation, and $283 and $1,618, respectively, for Sivan. The improvement of the Company's cash position was a result of Mashov's infusion of approximately $1,200 pursuant to the Stock Purchase Agreement. The increase in cash was offset by an increase in accounts receivable and an investment in computer equipment and other fixed assets.

     The Company used net cash of $510 in operating activities in the six months ended June 30, 1997. Accounts receivable increased by $199 during the same period. This increase was due primarily to the increase in revenues. Accounts payable decreased by $594 during the same period. The Company's investing activities resulted in $550 mainly from the cash received in connection with the Stock Purchase Agreement offset by the purchase of $657 in fixed assets and $45 used to purchase Sivan Jerusalem. Financing activities used $201, principally for the repayment of debt.

     In 1997, the Company obtained an oral commitment from its Israeli bank to provide Sivan up to $1 million in working capital loans. As of June 30, 1997, Sivan had borrowed $331 from such bank. The Company expects to invest approximately $400 in new computer equipment during the remainder of 1997. Based on the commitment of its Israeli bank and the representation by Mashov that it will provide continued financial support, if necessary, to meet the Company's obligations for the remainder of 1997, the Company believes it has sufficient working capital to meet its obligations through at least the end of 1997.

     In order to facilitate its planned growth, the Company intends to seek additional equity or other financing later this year. No assurance can be given that it will be successful in obtaining such financing. If such financing is not obtained, no assurance can be given that the Company will be able to implement its planned growth.

Exhibits and Reports on Form 8-K.

Exhibits.

Exhibit
Number                 Description of Exhibit
------                 ----------------------

2.1 Stock Purchase Agreement dated February 6, 1997 and effective February 13, 1997 by and between the Company and Mashov (1)

3.1 Certificate of Amendment of Certificate of Incorporation with regard to the change of the Company's name and the increase in the Company's authorized capital stock*

3.2  Certificate of Incorporation, as amended (2)

3.3  By-Laws (3)

4.1  Specimen Common Stock Certificate (4)

10.1 Lease for premises situated at 462 Seventh Avenue, 18th Floor, New York, New York (5)

10.2 Lease for premises situated at 462 Seventh Avenue, 4th Floor New York, New York (6)

10.3 1997 Stock Option Plan*

10.4 Employment Agreement of Roy Machnes (7)

10.5 Employment Agreement of Elan Penn (7)

10.6 Employment Agreement of Terry I. Steinberg (7)

___________
 * Filed herewith

(1) Filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference, as amended by document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-19521) and hereby incorporated by reference thereto.

(4) Filed as an exhibit to the Company's Registration Statement No. 33-93842 on Form S-2 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and hereby incorporated by reference thereto.

(7) Filed as a "Related Agreement" to the Stock Purchase Agreement, which was filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.


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

                                     MENTORTECH, INC.

                                     By: /s/ Roy Machnes
                                         ---------------
                                         Roy Machnes
                                         President and Chief Executive Officer


Date: August 12, 1997

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number               Description of Exhibit
------               ----------------------

2.1 Stock Purchase Agreement dated February 6, 1997 and effective February 13, 1997 by and between the Company and Mashov (1)

3.1 Certificate of Amendment of Certificate of Incorporation with regard to the change of the Company's name and the increase in the Company's authorized capital stock*

3.2  Certificate of Incorporation, as amended (2)

3.3  By-Laws (3)

4.1  Specimen Common Stock Certificate (4)

10.1 Lease for premises situated at 462 Seventh Avenue, 18th Floor, New York, New York (5)

10.2 Lease for premises situated at 462 Seventh Avenue, 4th Floor New York, New York (6)

10.3 1997 Stock Option Plan*

10.4 Employment Agreement of Roy Machnes (7)

10.5 Employment Agreement of Elan Penn (7)

10.6 Employment Agreement of Terry I. Steinberg (7)

_____________
*    Filed herewith

(1) Filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference, as amended by document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33- 19521) and hereby incorporated by reference thereto.

(4) Filed as an exhibit to the Company's Registration Statement No. 33-93842 on Form S-2 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and hereby incorporated by reference thereto.

(7) Filed as a "Related Agreement" to the Stock Purchase Agreement, which was filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.