Form 10QSB
period 1997-09-30
MENTORTECH INC
filed 1997-11-14
CIK 827053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

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

As of November 11, 1997, the Issuer had 21,365,768 shares of Common Stock, par value $.01, outstanding.

       Transitional Small Business Disclosure Format (check one): Yes__ No X

                                 MENTORTECH INC.

                                   Form 10-QSB

                                      INDEX


                                                                            Page
                                                                            ----

Part I - Financial Information

   Item 1. Financial Statements

   Consolidated Balance Sheets at September 30, 1997 and
     December 31, 1996.......................................................3

   Consolidated Statements of Operations for the Three and Nine Months
     Ended September 30, 1997 and 1996.......................................5

   Consolidated Statement of Cash Flows for the Nine Months
     Ended September 30, 1997 and 1996.......................................6

   Notes to Consolidated Financial Statements................................8

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................................10

Part II - Other Information

   Item 4.  Submission of Matters to a Vote of Shareholders.................17

   Item 6.  Exhibits and Reports on Form 8-K................................18

Signatures..................................................................20


                        MENTORTECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             September 30,         December 31,
                                                                 1997                 1996
                                                                 ----                 ----
                                                             (unaudited)
ASSETS:
Current Assets:

Cash and cash equivalents....................................    $   34               $ 384
Accounts receivable..........................................     4,261               2,279
Prepaid expenses.............................................       142                 225
Inventory....................................................        30                  91
                                                                  -----               -----
         Total current assets................................     4,467               2,979
                                                                  -----               -----

Property and Equipment:
Property and equipment.......................................     3,887               2,227
Accumulated depreciation and amortization ...................    (1,607)               (587)
                                                                 ------                ----
         Total property and equipment........................     2,280               1,640
                                                                  -----               -----

Other Assets:
Other assets, net............................................       480                 362
Investment in affiliate......................................        --                 178
Goodwill (net of accumulated amortization of
$320 in 1997 and $211 in 1996)...............................     4,913               1,811
                                                                  -----               -----

         TOTAL ASSETS........................................   $12,140              $6,970
                                                                =======              ======







          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                 (in thousands)

                                                            September  30,                December 31,
                                                                1997                         1996
                                                                ----                         ----
                                                             (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses........................    $ 2,953                      $1,495
Deferred revenue.............................................      1,770                       1,624
Loans payable - others - current portion.....................        824                          --
Loans payable - affiliate - current portion..................      1,085                       1,478
Capital equipment obligations................................         36                          --
                                                                  ------                       -----
         Total current liabilities...........................      6,668                       4,597
                                                                  ------                       -----

Other Liabilities:
Loans payable affiliates (shareholders)......................        600                       2,665
Other liabilities............................................        623                         455
                                                                   -----                       -----
         Total liabilities...................................      7,891                       7,717
                                                                   -----                       -----

Stockholders' Equity (Deficiency):
Common stock.................................................        212                         150
Additional paid in capital - common stock....................      5,325                          --
Accumulated deficit..........................................     (1,145)                       (920)
Cumulative foreign currency
  translation adjustment.....................................       (143)                         23
                                                                   -----                        ----
         Total Stockholders' Equity (Deficiency).............      4,249                        (747)
                                                                   -----                        ----
         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY.............................    $12,140                      $6,970
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


                                         MENTORTECH INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands, except for per share data)

                                                         Three Months                         Nine Months
                                                            Ended                               Ended
                                                         September 30,                       September 30,

                                                    1996               1997              1996              1997
                                                    ----               ----              ----              ----
                                                                           (unaudited)
Revenues......................................     $2,397           $4,396            $6,606           $13,083
Cost of revenues..............................      1,230            2,730             3,454             8,105
                                                    -----            -----             -----             -----
Gross profit..................................      1,167            1,666             3,152             4,978

Selling and marketing.........................        371              750               927             1,955
General and administrative....................        728              981             1,959             2,770
Research and development......................         90              110               192               340
                                                      ---              ---               ---               ---
Operating  income (loss)......................        (22)            (175)               74              (87)
                                                      ---             ----                --              ---

Equity in earnings of affiliate...............          9               --                41                --
Gain on sale of subsidiary....................          0               17                                  44
Financial income (expense), net...............       (104)             (39)             (411)             (136)
                                                     ----              ---              ----              ----

Net (loss)....................................      $(117)           $(197)            $(296)           $ (179)
                                                    =====            =====             =====            ======

Net (loss) per share..........................     ($0.01)          ($0.01)           ($0.01)           ($0.01)
                                                   ======           ======            ======            ======

Weighted average number of shares............. 21,238,495       19,158,997        21,238,495        16,386,332
                                               ==========       ==========        ==========        ==========



           See accompanying notes to consolidated financial statements

                        MENTORTECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Nine Months
                                                                                              Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                       1997             1996
                                                                                       ----             ----
                                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss) for the period ...........................................        ($179)           ($296)

 Adjustments to reconcile net (loss)
      to net cash (used in) provided by operating activities
    Depreciation and amortization ...........................................           674             334
    Capital gain ............................................................             5               0
    Equity in earnings of affiliate..........................................             0             (41)
    Increase in accrued severance pay, net ..................................            94              82
    Decrease in deferred income taxes........................................           (73)              0
    Increase in trade receivables ...........................................          (121)           (385)
    Decrease in prepaid expenses ............................................          (105)              0
    Decrease (increase) in other receivables ................................            56            (140)
    Decrease (increase) in inventories ......................................            55             (46)
    Increase (decrease) in trade payables ...................................          (520)             77
    Increase (decrease) in loans payable affiliates .........................          (410)            260
    Increase in deferred revenue ............................................           110             343
   Increase (decrease) in accounts payable and accrued
      expenses...............................................................          (198)             94
   Accrued interest on shareholders' loan ...................................             0             218
                                                                                       ----            ----
        Net cash (used in) provided by operating activities .................          (612)            500
                                                                                       ----             ---

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment ......................................          (908)           (645)
    Proceeds from sales of property and equipment ...........................            71               0
    Purchase of subsidiary  .................................................           (45)              0
    Cash acquired in acquisition.............................................         1,217               0
                                                                                      -----            ----
       Net cash provided by (used in) investing activities ..................           335            (645)
                                                                                      -----            ----



                        MENTORTECH INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (in thousands)
                                                                                          Nine Months
                                                                                             Ended
                                                                                          September 30,
                                                                                          -------------
                                                                                      1997             1996
                                                                                      ----             ----
                                                                                             (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of shares ...........................................            0              151
 Capital equipment obligation repayments.....................................          (37)               0
 Stock issuance expense......................................................          (69)               0
 Repayment of loans payable..................................................         (480)               0
 Increase in short-term bank credit .........................................          629                0
                                                                                       ---              ---
    Net cash provided by financing activities ...............................           43              151
                                                                                       ---              ---

 Net increase (decrease) in cash and cash equivalents.......................          (234)               6
 Effect of exchange rate changes on cash and cash equivalent.................          (20)              (2)
 Cash and cash equivalents at the beginning of the period....................          288               93
                                                                                      ----              ---

 Cash and cash equivalents at the end of the period.........................           $34              $97
                                                                                      ----              ---

 Supplemental disclosure of cash flow information:
 Cash paid during the period for
         Income taxes .......................................................          $38              $20
         Interest............................................................          $88             $411

 Supplemental disclosure of non-cash and financing activities:
 Two shareholder loans in the amount of $2,578 and $438
         were converted to equity in 1997





          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Interim Financial Statements

     The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments)  necessary  to present  fairly the  Company's  financial  position, operating results and cash flows for those periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulation of the Securities and Exchange Commission (the "Commission"). The comparative figures for the consolidated balance sheet for the year ended December 31, 1996, consolidated statements of operations for the three and nine month periods ended September 30, 1996 and the consolidated statements of cash flows for the nine months ended September 30, 1996 combines the data of Sivan Computers Training Center (1994) Ltd. ("Sivan") and Mashov Computer Based Training (C.B.T.) Ltd. ("Mashov CBT"). See Management's Discussion and Analysis, "Background" and "Financial Reporting." The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996. Results for the interim period are not necessarily indicative of results for the entire year.

Note 2.  Recent Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share". This statement is effective for the Company's year ending December 31, 1997. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share.

     The impact of FAS 128 on the calculation of primary and fully diluted earnings per share for the three and nine months ended September 30, 1997 and 1996 is not material.

Note 3.  Pro Forma Results of Operations

     The unaudited financial statements for 1997 included in this report reflect the operations of Sivan and Mashov CBT for the nine months ended September 30, 1997, and PC Etcetera, Inc. since February 13, 1997, the date of the stock purchase transaction. See Management's Discussion and Analysis, "Background". Because of the change in control, the stock purchase transaction between Mashov and PC Etcetera, Inc. was accounted for as a reverse acquisition. Based on such accounting treatment, Sivan is reported as the surviving entity. The nine months ended September 30, 1996 includes the nine months operations of Sivan and the six months of operations (since inception) of Mashov CBT. It does not include the operations of PC Etcetera, Inc.

                        MENTORTECH INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     On a pro forma basis had the acquisition occurred January 1, 1997, the pro forma results of operations for the nine months ended September 30, 1997 would have been as follows:


     Revenues                              $13,685,000
     Net (Loss)                            ($315,000)
     Net (Loss) Per Share                  ($0.01)

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

Background

     As previously reported, effective February 13, 1997, a change of control of PC Etcetera, Inc. (hereafter referred to as the "U.S. Operation") occurred pursuant to a Stock Purchase Agreement dated February 6, 1997 (the "Stock Purchase Agreement") between the former PC Etcetera, Inc. and Mashov Computers Marketing Ltd. ("Mashov"), a corporation incorporated under the laws of the State of Israel whose shares are publicly traded on the Tel-Aviv Stock Exchange. Mashov is a subsidiary of Mashov Computers Ltd., whose shares are also publicly traded on the Tel-Aviv Stock Exchange. Based on the Stock Purchase Agreement, Mashov acquired 8,438,924 shares of Common Stock and 658,412 shares of Series C Preferred Stock of the U.S. Operation (collectively, the "Sale Stock"). Each share of Series C Preferred Stock was converted into 10 shares of Common Stock and had 10 to 1 voting rights in relation to shares of Common Stock. In consideration for the Sale Stock, the U.S. Operation acquired two of Mashov's subsidiaries, Sivan Computers Training Center (1994) Ltd. ("Sivan"), and Mashov Computer Based Training (C.B.T.) Ltd. ("Mashov CBT"), both of which are incorporated under the laws of the State of Israel. Sivan and Mashov CBT are engaged in instructor-led personal computer training and the development and sale of technology-based training ("TBT") products and services. As a result of the transactions provided for in the Stock Purchase Agreement, Mashov owned 69% of the U.S. Operation's equity and voting securities on a fully diluted basis, subject to an adjustment based upon the fiscal year 1996 audited balance sheets of the U.S. Operation, Sivan and Mashov. The Company calculated the final adjustment and Mashov contributed 345,595 shares of its common stock to the capital of the Company. As a result, Mashov now owns 68.5% of the Company's equity and voting securities on a fully diluted basis.

     In connection with the execution of the Stock Purchase Agreement, the U.S. Operation executed a Conversion and Waiver Agreement effective February 13, 1997 (the "Conversion Agreement") with certain prior holders of its securities and debt (the "Conversion Parties"). Pursuant to the Conversion Agreement, the Conversion Parties received Common Stock for the cancellation of the debt owed by the U.S. Operation and for the dilution of all options and warrants owned by the Conversion Parties. After giving effect to the Conversion Agreement, and aggregating their prior holdings, the Conversion Parties, as of September 30, 1997, own 4,812,509 shares of Common Stock of the Company. The shares of Common Stock issued pursuant to the Conversion Agreement are the subject of a Registration Statement on Form SB-2 which was declared effective on November 5, 1997 by the Securities and Exchange Commission.

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

     Effective October 1, 1997, the Company purchased substantially all of the assets of GLTN Computer Consultants Inc. GLTN was an independent computer training company located on Long Island, New York. The former president of GLTN has been hired as the Company's Vice President of Instructor Led Training.

Financial Reporting

     The unaudited financial statements as of September 30, 1997 included in this report reflect the operations of Sivan and Mashov CBT for the nine months ended September 30, 1997 as well as those of the U.S. Operation and Mentortech TBT formerly PC Etcetera Israel since February 13, 1997, the effective date of the Stock Purchase Agreement. Because of the change in control, the transaction has been accounted for as a reverse acquisition. Based on such accounting treatment, Sivan and Mashov CBT are reported together as the surviving entity and the financial information for the three and nine months ended September 30, 1996 reflect the operations of Sivan and those of Mashov CBT since its inception in second quarter of 1996. The financial statements for the period ended September 30, 1997 also include the operations of Sivan Jerusalem Ltd. ("Sivan Jerusalem"), a company in which Sivan had held a 50% equity investment until January 1997 when it purchased the remaining equity in Sivan Jerusalem and it became a wholly-owned subsidiary. All amounts referred to herein are in thousands. The following discussion with respect to the U.S. Operation reflects the entire nine month period ended September 30, 1997 in order to provide a clearer description of such operations during the period.

Three and Nine Months Ended September 30, 1997 Compared to Three and Nine Months Ended September 30, 1996

     Revenues consist primarily of revenues from services and product sales. The Company's revenues relating to instructor-led training ("ILT") are recognized over the life of the training course. Technology Based Training ("TBT") revenues are recognized upon shipment of the software provided that no significant vendor obligations remain and collection of the related receivable is probable. Contract consulting revenue is recognized as the services are performed.

     The Company's revenues for the three months ended September 30, 1997 increased by 83% to $4,396 from $2,397 for the three months ended September 30, 1996. Revenue for the nine months ended September 30, 1997 increased 98% to $13,083 from $6,606 for the comparable 1996 period. Sivan training revenues increased by 25% and 29% from $2,321 and $6,487 for the three and nine months ended September 30, 1996, respectively, to $2,868 and $8,359 for the three and nine months ended September 30, 1997. Sivan Jerusalem, a company in which Sivan had held a 50% equity investment until January 1997 when Sivan purchased the remaining equity, accounted for 49% and 41%of Sivan's increased revenues for the three and nine months ended September 30, 1997. Sivan's share of Sivan Jerusalem's results of operations were reported as equity in earnings of an affiliate in 1996. The remaining increases in Sivan's revenues of 12% and 17% for the three and nine months ended September 30, 1997 were due primarily to its success in offering more profitable technical courses as well as an increase in the number of application courses offered. The operations of Mentortech TBT began in April 1996, therefore the 1996 amounts only reflect six months of operations rather than nine.

     The revenues of the U.S. Operation were $1,466 and $4,825 for the three and nine months ended September 30, 1997, a decrease of 17% and an increase of 2%, respectively, compared to revenues of $1,769 and $4,707, respectively, for the three and nine months ended September 30, 1996. In 1997, the U.S. Operation has been placing more emphasis on the growth of its Consulting Services Division. Consulting revenues for the New York metropolitan area went from $1,167 and $2,725 for the three and nine months ended September 30, 1996, to $1,054 and $3,564, respectively, for the three and nine months ended September 30, 1997, a decrease of 10% and an increase of 31%, respectively. Consulting revenues decreased in the third quarter of 1997 primarily due to termination of assignments and delays in the start dates of new assignments. Management has engaged a consultant's advocate whose primary role is to communicate with consultants, increase their retention rate and improve expected termination reporting. Management believes that this action should reduce future turnover.

     During the three and nine months ended September 30, 1997, the U.S. Operation continued to experience declining ILT revenues. Application training revenues decreased by approximately 32% and 36%, respectively, for the three and nine months ended September 30, 1997 compared to the same periods in 1996. Management attributes the declining ILT revenue to the fact that software vendors have not released many new versions of existing software. The U.S. Operation had anticipated that the release of a new application software entitled Office 97 would have a positive impact on ILT revenues. However, many clients continued to delay such conversions and projects pending the market's experiences with Office 97. The U.S. Operation has recently begun to experience an increase in training demand for the upgraded Office 97 products.

     The U.S. Operation is pursuing a move into the higher end training market as many organizations require certification training for Microsoft and Lotus back office applications and operating systems, which historically have had higher margins. Management believes that this higher technical training environment will have a better synergy with the U.S. Operation's growing consulting business. The U.S. Operation has been authorized as a Lotus Authorized Education Center and its status has been upgraded to Premium Business partner and has received Microsoft Authorized Technical Education Center status. During the nine months ended September 30, 1997, technical training revenues increased by 15% compared to the same period in 1996.

     Cost of revenues for ILT consists primarily of the expenses of instructors, classroom space costs as well as depreciation of classroom equipment. Cost of revenues for consulting services consists primarily of the labor costs of the consultants performing the work at clients' facilities. Cost of revenues for TBT revenues include packaging and manufacturing costs of the products as well as design expenses in custom TBT projects. Cost of revenues rose to 62% of revenues for the three and nine months ended September 30, 1997, respectively, compared to 51% and 52% of revenues for the three and nine months ended September 30, 1996, respectively. Cost of revenues for Sivan was 53% and 58% of revenues for the three and nine months ended September 30, 1997, respectively, compared to 53% for the comparable periods in 1996. These increases were primarily due to an increase in depreciation expense as a result of a substantial investment in new classroom computer equipment. Depreciation expense for classroom computers increased by 51% for the three and nine months ended September 30, 1997 as compared to the 1996 comparable period. Cost of revenues for the U.S. Operation were 75% and 72% for the three and nine months ended September 30, 1997, respectively. As training revenues decrease, cost of revenues as a percentage of sales has increased due to the fixed costs of classroom facilities and depreciation.

     Selling and marketing expenses consist primarily of costs relating to promotion, advertising, trade shows and exhibitions. Such expenses also include compensation of sales support, travel and related expenses. Sales and marketing expenses increased by $379 and $1,028 to $750 and $1,955 during the three and nine months ended September 30, 1997, respectively, from $371 and $927 for the three and nine months ended September 30, 1996, respectively. Selling and marketing expenses of Sivan increased by 36% and 31 % for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. This increase is due to Management's decision to increase sales and marketing activities in order to obtain increased revenues. Sivan's increase in sales and marketing expenses correlates with its increase in revenue. Selling and marketing expenses in the U.S. increased to $262 and $658 for the three and nine months ended September 30, 1997, respectively, from $205 and $547 for the three and nine months ended September 30, 1996, respectively.

     General and administrative expenses include compensation costs for administration, finance and general management personnel and office maintenance and administrative costs. General and administrative costs for the Company increased by $253 and $811 to $981 and $2,770 during the three and nine months ended September 30, 1997, respectively, from $728 and $1,959 for the three and nine months ended September 30, 1996, respectively. These increases were due entirely to the expansion and the inclusion of the results of Sivan Jerusalem, Mashov CBT and the U.S. Operation. General and administrative expenses were $344 and $1,062, respectively, for the U.S. Operation, $589 and $1,683, respectively, for Sivan, and $64 and $196, respectively, for Mashov CBT for the three and nine months ended September 30, 1997. General and administrative expenses for Sivan (excluding Sivan Jerusalem) decreased by $187 (27%) and $343 (18%) for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996.

     Research and development expenses consist primarily of salaries of employees engaged in ongoing research and development activities of TBT materials and other related costs. Research and development expenses amounted to $110 and $340, respectively, for the three and nine months ended September 30, 1997, respectively, compared to $89 and $193 for the three and nine months ended September 30, 1996. Research and development is primarily incurred by Mashov CBT which did not begin operating until the second quarter of 1996.

     The Company incurred an operating loss of $175or the three months ended September 30, 1997 compared to an operating loss of $22 for the three months ended September 30, 1996. The operating loss for the nine months ended September 30, 1997 was $87 compared to operating income of $74 for the nine months ended September 30, 1996. The results in the 1997 periods were due to decreased revenues in the U.S., increased sales and marketing expenses, coupled with increased research and development activities.

     As discussed above, equity in earnings of affiliate represented Sivan's 50% investment in Sivan Jerusalem during 1996. Effective January 1, 1997, Sivan purchased the remaining equity, and Sivan Jerusalem became a wholly-owned subsidiary. Sivan Jerusalem's results of operations are consolidated in the financial statements for the three and nine months ended September 30, 1997. The Company's gain on the sale of a subsidiary refers to the 1996 sale of the U.S. Operation's wholly- owned Canadian subsidiary. Due to the fact that the purchase agreement included certain covenants that continued for two years, a part of the purchase price is being recognized over the two year period. The U.S. Operation is not included in the results for the three and nine months ended September 30, 1996.

     Financial expenses, net, consists primarily of bank charges and interest expenses offset by interest income. Financial expenses decreased to $136 and $39 for the three and nine months ended September 30, 1997 from $411 for the nine months ended September 30, 1996. An adjustment representing renegotiation of loans in Israel was made during the three months ended September 30, 1997 compared to financial expenses of $104 for the three months ended September 30, 1996. This decrease was due principally to the conversion of $2,578 of shareholder loans into equity by Sivan in the first quarter of 1997 and the repayment of the U.S. Operation's receivables financing with Rosenthal and Rosenthal during the second quarter of 1997.

     As a result of the foregoing, the Company incurred net losses of $197 and $179, respectively, for the three and nine months ended September 30, 1997 compared to net losses of $117 and $296, respectively, for the three and nine months ended September 30, 1996. Sivan's profit was $271 and $436, respectively, for the three and nine months ended September 30, 1997 compared to net income of $11 and net loss of $58 for the three and nine months ended September 30, 1996. During both the first and second quarters of 1997, both Sivan and the U.S.
Operation operated on a profitable basis, which profits were offset by the unprofitable operations of Mentortech TBT, which incurred losses of approximately $228 and $485, respectively, during the three and nine months ended September 30, 1996. The third quarter losses are due primarily to decreased consulting revenues in the US, and increased sales and marketing expenses. Management expects Mentortech TBT to continue to operate at a loss for the remainder of 1997 while the Company invests in the subsidiary's future.

Liquidity and Capital Resources

     At September 30, 1997, the Company had $34 in cash and cash equivalents and a working capital deficiency of $2,201. At December 31, 1996, the cash and working capital deficiency was $50 and $1,946, for the U.S. Operation, and $384 and $1,618, respectively, for Sivan. The improved cash position was a result of Mashov's infusion of approximately $1,200 into the Company pursuant to the Stock Purchase Agreement, offset by operating losses as well as an increase in accounts receivable and an investment in computer equipment and other fixed assets.

     The Company used net cash of $612 in operating activities in the nine months ended September 30, 1997. Accounts receivable increased by $121 during the same period. This increase was due primarily to the increase in revenues. Accounts payable decreased by $520 during the same period. The Company's investing activities resulted in $335 mainly from the cash received in connection with the Stock Purchase Agreement offset by the purchase of $908 in fixed assets and $45 used to purchase Sivan Jerusalem. Financing activities provided $43, principally from short term bank credit.

     In 1997, the Company obtained an oral commitment from its Israeli bank to provide Sivan up to $1.1 million in working capital loans. As of September 30, 1997, Sivan had borrowed $1 million from such bank. Based on the commitment of its Israeli bank and the representation by Mashov that it will provide continued financial support, if necessary, to meet the Company's obligations for the remainder of 1997, the Company believes it has sufficient working capital to meet its obligations through at least the end of 1997.

     In order to facilitate its planned growth, the Company intends to seek additional equity or other financing in fourth quarter of 1997. No assurance can be given that it will be successful in obtaining such financing. If such financing is not obtained, no assurance can be given that the Company will be able to implement its planned growth.

                            PART II-OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Shareholders

     The Company held its Annual Meeting of Stockholders on August 4, 1997. The number of shares of the Company's Common Stock outstanding and entitled to vote at the 1997 Annual Meeting of Stockholders was 21,584,090, including 658,412 shares of the Company's Series C Preferred Stock which have 10 to 1 voting rights in relation to shares of Common Stock. At the meeting the shareholders voted for:

1. The election of the following directors to hold office for a term until their successors are duly elected and qualified at the Company's 1998 Annual Meeting of Stockholders.

                               For                              Withhold
                               ---                              --------
David Assia                 17,550,751                             600
Jack Dunietz                17,550,751                             600
Martin F. Kahn              17,550,751                             600
Roy Machnes                 17,550,751                             600
Elan Penn                   17,550,751                             600
Terry I. Steinberg          17,550,751                             600


2. Approval to amend the Certificate of Incorporation to change the name of the Company from PC Etcetera, Inc. to Mentortech Inc.

            For             Against        Abstain
            ---             -------        -------
         17,550,791           560             --


3. Approval to amend the Certificate of Incorporation to increase the number of authorized shares of capital stock of the Company from 20,000,000 to 45,000,000 comprised of 40,000,000 shares of common stock of the Company, par value $.01 per share, and 5,000,000 shares of preferred stock of the Company, par value of $.001 per share.

       For           Against            Abstain              Unvoted
       ---           -------            -------              -------
    17,537,477       4,620                 --                  9,254


4. Approval to authorize the conversion, at the option of the holder, of each of the 658,412 outstanding shares of the Company's Series C Preferred Stock into ten shares of Common Stock.

       For           Against            Abstain              Unvoted
       ---           -------            -------              -------
    17,255,706       6,620                400                288,225

5. Approval of the Company's 1997 Stock Option Plan.

       For           Against            Abstain              Unvoted
       ---           -------            -------              -------
    17,257,706       5,220                200                288,225


6. Approval of the appointment of Ernst & Young LLP as the independent auditors of the Company's 1997 financial statements.

            For             Against        Abstain
            ---             -------        -------
         17,550,511           640            200


Item 6. Exhibits and Reports on Form 8-K.

Exhibits.

2.1 Stock Purchase Agreement dated February 6, 1997 and effective February 13, 1997 by and between the Company and Mashov (1)

3.1 Certificate of Amendment of Certificate of Incorporation with regard to the change of the Company's name and the increase in the Company's authorized capital stock (2)

3.2  Certificate of Incorporation, as amended (3)

3.3  By-Laws (4)

4.1  Specimen Common Stock Certificate (5)

10.1 Lease for premises situated at 462 Seventh Avenue, 18th Floor, New York, New York (6)

10.2 Lease for premises situated at 462 Seventh Avenue, 4th Floor New York, New York (7)

10.3 1997 Stock Option Plan (2)

10.4 Employment Agreement of Roy Machnes (8)

10.5 Employment Agreement of Elan Penn (8)

10.6 Employment Agreement of Terry I. Steinberg (8)

27   Financial Data Schedule
__________
(1) Filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and hereby incorporated by reference thereto.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference, as amended by document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33- 19521) and hereby incorporated by reference thereto.

(5) Filed as an exhibit to the Company's Registration Statement No. 33-93842 on Form S-2 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and hereby incorporated by reference thereto.

(8) Filed as a "Related Agreement" to the Stock Purchase Agreement, which was filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.


Reports on Form 8-K.

     No Current Reports on Form 8-K have been filed since June 30, 1997.

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

                                            MENTORTECH, INC.

                                     By:   /s/ Roy Machnes
                                           ---------------
                                           Roy Machnes
                                           President and Chief Executive Officer


Date: November 14, 1997

                                  EXHIBIT INDEX

Exhibit
Number                      Description of Exhibit

2.1 Stock Purchase Agreement dated February 6, 1997 and effective February 13, 1997 by and between the Company and Mashov (1)

3.1 Certificate of Amendment of Certificate of Incorporation with regard to the change of the Company's name and the increase in the Company's authorized capital stock (2)

3.2  Certificate of Incorporation, as amended (3)

3.3  By-Laws (4)

4.1  Specimen Common Stock Certificate (5)

10.1 Lease for premises situated at 462 Seventh Avenue, 18th Floor, New York, New York (6)

10.2 Lease for premises situated at 462 Seventh Avenue, 4th Floor New York, New York (7)

10.3 1997 Stock Option Plan (2)

10.4 Employment Agreement of Roy Machnes (8)

10.5 Employment Agreement of Elan Penn (8)

10.6 Employment Agreement of Terry I. Steinberg (8)

27   Financial Data Schedule
_______________
(1) Filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and hereby incorporated by reference thereto.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference, as amended by document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33- 19521) and hereby incorporated by reference thereto.

(5) Filed as an exhibit to the Company's Registration Statement No. 33-93842 on Form S-2 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and hereby incorporated by reference thereto.

(8) Filed as a "Related Agreement" to the Stock Purchase Agreement, which was filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.