Form 10KSB
period 1997-12-31
MENTORTECH INC
filed 1998-03-24
CIK 827053

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                         Commission File Number: 0-17419

                                 MENTORTECH INC.
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

                                  Yes [X] No[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $17,560,000

The aggregate market value of the voting stock held by non-affiliates computed, as of March 18, 1998 was: $7,505,897 (using the average of the bid and asked price)

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,446,176 shares outstanding as of March 18, 1998

Transitional Small Business Disclosure Format            Yes ___          No X
                                                                             --

                                     PART I


Item 1.  Description of Business.

General

     Mentortech Inc. (the "Company") develops and offers instructor-led training ("ILT") and technology-based training ("TBT") courses for information technology professionals and end-users and also provides consulting services in both the State of Israel and the New York tri-state area, primarily to large business and public sector organizations. The Company's ILT programs include a wide range of introductory and advanced classes in operating systems (including Windows 95, Windows NT, UNIX and Netware), programming languages (including C, C++ and COBOL), databases (including Oracle and MS SQL Server), communication software, integrated software packages, computer graphics, desktop publishing, and groupware products, (including Outlook clients, Exchange Server and Lotus Notes). In Israel the Company offers an extensive curriculum, including courses in information technology ("IT") vocational training which provide full change of career opportunities for individuals seeking to become IT professionals. The Company's TBT software line includes offerings on Lotus Notes, cc: Mail, Microsoft Office, and other end-user titles. The Company's Consulting Services Division ("CSD") provides short to medium term technical consulting to large and mid-sized corporations in the Northeast region of the U.S. No single client accounts for more than 10% of the Company's revenues.

     The Company has been authorized as a training center by a number of software developers, including Microsoft, Novell, Autocad (in Israel only), Corel, Borland, Apple, Lotus (in the United States only) and Magic. The Company offers an extensive curriculum of Microsoft courses under its Microsoft Advanced Technical & Education Center Authorization, and Lotus Notes courses under the Company's Lotus Premium Partner and Lotus Authorized Education Center ("LAEC") Status. The authorization status allows the Company to purchase training manuals from the software publishers and offer official vendor courses.

     The Company develops and offers TBT programs for use in conjunction with some of its ILT classes. The Company supplies TBT programs on floppy disks and compact disks for stand-alone PC's, as well as LANs, WANs, Intranets, and the Internet via InterTrainer. InterTrainer is Mentortech's platform for delivering just-in-time, continuous learning directly to the desktop through web browsers. In addition to end-user applications, the Company also develops custom TBT projects for large corporations. These custom TBT titles assist corporations in the training and integration of internal applications and other non-IT related training topics.

     The Company's CSD is responsible for identifying and providing computer personnel, on a temporary basis, to the Company's client base for special projects. The Company provides its clients with its own full-time employees, as well as with independent contractors. Consultants' projects include (i) development of computer programs in accordance with the client's specifications;
(ii)
installation of network operating systems, and networking and communications software tools; (iii) troubleshooting software problems; and (iv) staffing end-user help desk support.

     Demand for training in information technology products is generated by the rapid pace of technology's product cycles. The pace of emerging technologies has increased dramatically and this has fueled a demand for IT training and consulting. The business community continues to adopt the technologies, thus absorbing the continuing introduction of new products. Publishers of tools, operating systems and applications produce new versions, on average, once a year and some even maintain a pace of twice a year or more. For example, the emergence of the Internet has created an urgent need to develop appropriate tools and also train programmers in the platform languages and environment. Following the initial implementation, new technologies have emerged, including HTML, Java, ActiveX, audio and video support. The need to master new versions and products creates continued demand for training and consulting services.

Background

     Effective February 13, 1997, the Company's predecessor, PC Etcetera, Inc. ("PCE U.S.") underwent a change in control pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") between it and Mashov Computers Marketing Ltd. ("Mashov"). Mashov acquired 68.5% of the common stock of PCE U.S. on a fully diluted basis, in consideration for which PCE U.S. acquired Sivan Computers Training Center (1994) Ltd. ("Sivan") and Mashov Computer Based Training (C.B.T.) Ltd. ("Mashov CBT"), both of which corporations are incorporated under the laws of the State of Israel. The stock purchase transaction was accounted for as a reverse acquisition such that Sivan and Mashov CBT were considered the surviving entity, although Mentortech remains the Registrant for purposes of filing periodic reports with the Securities and Exchange Commission. Accordingly, for ease of reference in this Report, when the U.S. historical operations of Mentortech are discussed, the entity will be referred to as PCE U.S. When the historical operations of Sivan and Mashov CBT are discussed, the entity will be referred to as "Mentortech." When the current consolidated operations of Mentortech Inc. and its subsidiaries are discussed, the entity will be referred to as the "Company." On March 3, 1998, a one-for-eight reverse split of the Company's Common Stock was effected. All references to the Company's Common Stock in this report reflect the reverse split.

     In  October  1997,  the  Company  acquired  the  assets  of  GLTN  Computer
Consultants,   Inc.,  a  Long  Island,   New  York,  ILT  training   company  in
consideration of $130,000 and the issuance of 15,909 shares of Common Stock.

United States ILT Operations

     PCE U.S. was founded in 1985 to serve the growing demand for PC training following the introduction and proliferation of the IBM PC. PCE U.S. grew serving the training requirements generated by the propagation of the PC at the corporate desktop. The massive migration from text- based DOS PC's to Windows-based operating systems generated another growth spurt. Corporations and individuals making the change from DOS to Windows required the training services that companies such as PCE U.S. offered. PCE U.S.'s main focus was on end-user applications training via ILT and TBT. PCE U.S. followed a typical training model, offering day-long, multi-day sessions. PCE U.S. trained approximately 33,000 students in 1995 and 28,000 students in 1996. The Company trained 31,000 students in the United States in 1997.

     In the late 1980s and early 1990s, PCE U.S. embarked on a geographic expansion plan that resulted in substantial losses. Throughout this period, PCE U.S.'s operations in the New York metropolitan market continued to be profitable. In the mid-1990s, PCE U.S. began to experience a decline in its traditional ILT business which trend continued in 1997. In addition, failed investments had left PCE U.S. with an insufficient amount of capital to expand internally, particularly in its growing CSD business. In an attempt to reduce expenses and improve its financial condition, PCE U.S. sold its Canadian subsidiary in January 1996, shut-down PC Etcetera Ltd., its Israeli-based R&D center in March 1996 and sold its San Francisco branch in April 1996.

Israeli Operations

     ILT

     The Company's ILT activities in Israel are conducted by Sivan, which was founded in 1977. At the initiation of its activities, Sivan principally offered classes in systems analysis and programming. The operations of Sivan were acquired by Mashov in 1994. Under the leadership of the Company's current management team, Sivan's sales increased from approximately $4 million in 1994 to $9.2 million in 1996 and $11.2 million in 1997. Sivan is a leading Israeli ILT training company, with over sixty classrooms in ten cities throughout Israel. Sivan is certified by numerous software publishers, including Novell, Microsoft, Borland, SCO, Lotus, MSE, Autocad and others. Several of Sivan's sites have been awarded Microsoft's Advanced Technical Education Center Authorization, with the remainder expected to be authorized in the near future.

     Sivan trained approximately 42,000 students in 1995, 55,000 students in 1996, and 42,000 students in 1997. In 1997, Sivan's training revenues were derived 84% from individual students and 16% from governmental and corporate-sponsored training. Sivan employs 220 full-time people and uses a combination of in-house and free-lance trainers to fulfill the demand for its services. Due to Sivan's size and its ability to provide many teaching hours to its free-lance contractors, Sivan's agreements with them stipulate that they can only teach at Sivan's locations and can not maintain their Sivan contracts if they teach for other training companies. This arrangement ensures that, while Sivan maintains its adjunct professional teaching faculty, it does not incur the benefits cost associated with full-time employment contracts.

     One of Sivan's major strengths is its vocational training programs. These programs accounted for over 40% of Sivan's revenues in 1997. These programs, developed by Sivan experts, provide full vocational training to individuals who want to become IT professionals and are accredited by the Israeli government and recognized by leading high-tech employers in Israel. The vocational training arena will grow with the demand for IT professionals and the Company intends to launch vocational programs in the U.S. based on the proven Sivan model. The creation of such programs in the U.S. will allow Mentortech to develop talent internally and then offer it to corporations on a consulting basis.

     Sivan offers its training through six academic departments:

     o Professional acquisition: Vocational courses in Programming in C and C++, real-time Programming, PC technicians, Communication Technicians and Application Specialists. These courses provide between 400 - 900 classroom hours.

     o System Analysts: The only course approved by the System Analysts Guild in Israel.

     o Continuing Professional Update: Courses for IT professionals providing incremental technology and products updates. Among these courses are:
          JAVA for C++ programmers, ActiveX, new SQL database versions, Delphi for programmers, PowerBuilder, VB, Access and others.

     o Communications: Full curriculum of Novell, Microsoft as well as AS/400, Mainframe and UNIX communication protocols.

     o Graphics: Courses offered in all popular graphics packages both for the print and the multi-media industries. These courses are offered both for the Macintosh and WINTEL (Intel Architecture based PCs running Windows operating system) environments.

     o End-Users: Courses offered in the popular end-user packages such as Microsoft Office.

     The model that Sivan employs to deliver all of its ILT courses is based on a four-hour session model, rather than one-day courses as is the prevalent model in the U.S. Management believes that teaching a course in four-hour sessions over a greater length of time with added content, exercises, and homework is a more effective way of learning technology.

     Currently, Sivan is investing substantial efforts in increasing the number of its value-added technical courses. Sivan offers one-year professional acquisition programs, training participants to become programmers, PC technicians, communication technicians, system analysts and end-user help desk support professionals. Sivan is currently launching new communications training programs in cooperation with leading networking equipment companies, Internet design and programming, ActiveX and Java professional training programs. These courses have been extremely effective and generate continued demand from graduates who require technical updates during their professional career. During 1996 and 1997, Sivan graduated 2,000 and 2,200 individuals, respectively, from such courses. Sivan's diplomas are recognized by leading Israeli technology companies and the Israeli Government's Ministry of Labor. Sivan supplements its ILT end-user training courses with TBT materials, thus reducing end-user training costs and freeing up instructors to teach technical courses.

     In order to provide its students and recent graduates with work experience, the Company has recently established a software development business. This business activity is conducted by Mentortech Systems (1996) Ltd., which company was known as Mashov CBT until year-end 1997.

     TBT

     The Company is engaged in the development of technology-based training products in Israel. The Company's products include TBT titles for end-user applications, custom projects, Hebrew and English titles for training in Microsoft Office, Lotus Notes and cc:Mail. From April 1996 until year-end 1997, the Company's TBT activities were conducted by Mashov CBT. Beginning in 1998, these activities were transferred to Mentortech TBT Ltd. ("Mentortech TBT"), which company was previously known as PC Etcetera Ltd. The Company provides full service custom development of training concepts, supporting materials, delivery media and tools. Custom projects are tailored to corporate needs, such as training for bank tellers, insurance agents, product scheduling. Mentortech TBT is currently engaged in the development of TBT products to work in conjunction with Sivan's ILT offerings.

     Mentortech TBT's products are targeted at corporations who utilize LANs, WANs, Intranet and Internet. The TBT products are network-compatible and are easily integrated into clients' systems. Mentortech TBT intends to continue to expand its product line to capitalize on the increasing capacity of such networks, ultimately leading to fully-interactive network video and audio. As the Internet becomes a more pervasive platform, Mentortech TBT offers Internet delivery of training and know-how. The content is viewed through popular Internet browsers such as Netscape and Microsoft Explorer, and supports full simulation mode, drag and drop simulations, audio, and video delivery. Intertrainer allows an organization to maintain and support a single point TBT server accessible for any user with network access. Mentortech TBT is preparing content and technical competency to exploit this developing platform in the U.S. and Israeli markets.

     In addition to its activity in the IT arena, Mentortech TBT provides training titles and tools to various other industries:

     o Banking: The Company developed a number of titles for leading banks, both in Israel and in the U.S., providing training for human resources personnel and bank tellers, and titles supporting the implementation of, and training in, process and procedures.

     o Defense: The Company develops custom projects for the Israeli Ministry of Defense on various non-IT subjects.

     o Insurance: The Company developed a training program supporting remote agents in developing proposals based on a clients' products.

Consulting Services

     CSD identifies and provides independent computer professionals, on a temporary basis, to the Company's client base for special projects. For example, the Company currently has six help-desk professionals on assignment at large pharmaceutical company, three end-user analysts on assignment at a multinational consumer products company and three Lotus Notes application specialists on assignment at a "Big Six" accounting firm. Such projects include the development of computer programs in accordance with the client's specifications and requirements, the linking of client computers to allow the client's employees to share information, files and devices, providing expertise for the client's software programs and providing troubleshooting services for software problems. The Company charges its clients for such services on an hourly or daily basis. The Company currently furnishes its full-time employees, as well as independent contractors, to satisfy its clients' requirements.

     Projects undertaken by the CSD have included:

     o The development of computer programs in accordance with the client's specifications.

     o The installation of network operating systems and networking and communications software tools.

     o    Troubleshooting software problems and help-desk support.

     o    Staffing end-user help desks.


     The CSD provides various services for its corporate customers including:

     o Temporary consulting services provided by the Company's full time employees.

     o Temporary consulting services provided by the Company to its corporate clients using independent subcontractors.

     o Project development services in which the Company provides fixed-bid software development projects. The Company executes these projects using either its full time employees or independent subcontractors.

     o Recruiting individuals identified by the Company for permanent IT positions.

     The Company is expanding its U.S.-based consulting practice by implementing an incentive program for consultants and by developing a database of active IT professionals, in addition to increasing recruiting initiatives, advertising, and expanding the sales force. Management believes that this strategy will enable the Company to retain a cadre of qualified, highly-trained IT professionals for placement into short-term and long-term consulting assignments or permanent positions.

     Management believes that the key for success in this area is the ability to recruit and retain suitable consultants. Currently demand for professionals with advanced skills far exceeds supply. Management believes that supporting the Company's consulting services with vocational training offerings will allow the Company to expand both its training activity and its CSD operation.

Training Programs

     Methodology

     The Company's training programs incorporate traditional ILT classes, varying in length from several hours to several months. The Company's ILT programs offer a wide range of courses in operating systems, including Microsoft Windows, Windows NT, Novell NetWare, programming in basic languages such as C and C++ and programming courses in new development tools such as Microsoft, VB, J++ and other development tools, word processing, spreadsheets, databases, communications, executive overviews, integrated software packages, computer graphics, desktop publishing and groupware products including Lotus Notes. Such programs generally are devised for use in connection with computing based on networks. The Company currently offers over 160 different courses.

     Each of the Company's live classroom training programs is divided into modules consisting of introductory lectures, computer exercises with the assistance of a trainer, and independent exercises without a trainer. Each of the Company's TBT products is divided into tasks and sub-tasks. This format allows the product to be used as either a training tool, where the entire TBT is followed from beginning to end, or as a reference tool, where an end-user directly accesses the task or sub-task that needs to be studied.

     The Company's training model is based on a training model developed by Sivan in Israel. Sivan's model differs from the prevalent approach to technical training of IT professionals in two key respects: (i) duration of courses and
(ii) emphasis on practical applications.

     Training Services

     The Company offers several ILT programs to satisfy customer needs, including public and private courses and special tutorial services.

     Public seminars are scheduled on a regular basis at the Company's own training facilities. The Company offers a variety of public courses that are designed to accommodate varied levels of expertise, background and objectives. The Company distributes its public seminar schedule to existing and potential customers on a quarterly basis and publishes its schedule in its Internet sites.

     Private seminars are classes which are designed specifically for groups of employees from one business on a specific topic. Private courses generally are held either at the Company's training facilities or at the customer's premises. The curriculum for such private seminars is generally identical to the standardized curriculum provided at public seminars; however, the curricula may be adapted to accommodate customer specifications.

     The Company also provides special tutorial services to address particular needs of customers requiring individual attention for their employees. Consulting services, which are provided either at the Company's own facilities or those of its customers, typically provide for a trainer to meet with one to three employees and may involve a customized curriculum.

     In furtherance of the Company's belief that hands-on application is essential to computer training, a personal computer is furnished to each student for his or her exclusive use during ILT programs. Classes that are conducted on a customer's premises utilize either the customer's own personal computers or computers furnished by the Company. The Company either owns or leases the computers utilized for its training programs, with lease terms generally being three years or less due to the rapid obsolescence of technology. The Company also provides, without charge, a post-class telephone support line during normal business hours to answer questions from any enrollees or former enrollees in the Company's training programs. In providing ILT services, the Company utilizes professional trainers who possess both teaching skills and a technical command of the subject matter.

Software Manufacturers' Authorized Training Centers

     The Company is authorized to act as a training center by many software manufacturers, including Novell, Lotus and Microsoft. The Company was the recipient of the LAEC Award for training the most students in Lotus' Windows application software. The Company also received a Top Performing Microsoft Authorized Training Center Award for training the most students in Microsoft products. The Company is authorized by Lotus Development Corporation ("Lotus") as a LAEC for its "Notes" product and was recently upgraded to Platinum Business Partner status. As a Platinum Business Partner, the Company is entitled to receive specific referrals for new students from Lotus, such that Lotus actually forwards the name of the student prospect to the Company. Additionally, Lotus provides marketing support to the Company. The Company expects that training with regard to Lotus Notes software products specifically, and work group computing in general, will be an increasing percentage of its revenues. Work group computing refers to the software that enables groups of people to collaborate together.

Courseware and TBT Product Development

     The Company's TBT products are currently developed by Mentortech TBT's R&D group in Israel, which group consists of 15 programmers, designers and education specialists with extensive experience in training and education development. The Company's training staff provides the product and educational design expertise, while the designers supply the authoring tool expertise. The Company's R&D team develops titles for the end-users market, which are sold under the Sivan brand name. The Company also sells its titles to OEM clients in Israel who bundle the titles with their computers. In addition, the Company develops general-purpose titles and provides adaptations to the titles according to the requirements of a client and develops custom projects for its corporate clients. In such projects the Company's education designers develop a specific curriculum for the client. The Company has developed many custom projects in various areas.


Protection of Proprietary Technology

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

Marketing

     The Company directs its ILT, TBT and CSD marketing efforts to those industries and public sector organizations that devote substantial resources to computer technology for employees. The Company has solid client relations resulting from its 18 years of operation in Israel and 12 years of operation in the United States.

     Direct mail as well as print and radio advertising are the primary media which are used to reach the small office and home office market segment. The Company believes that word-of-mouth, as generated by individual and corporate clients, has the largest potential for gaining new customers.

     The Company, in conjunction with software vendors, has established informational seminars on new software products. These seminars inform potential customers about the Company's training programs and staffing services. In addition to these efforts, the Company's account managers act as liaisons with customers to ensure that the customers select appropriate training programs. These account managers are knowledgeable about the customer's specific computer training needs, and can therefore recommend and promote newly offered services.

     The Company's marketing efforts include:

     o    Direct mail solicitation

     o    Telephone contact

     o    Radio and print advertisement

     o    Computer trade show exhibits throughout the U.S. and

     o    World Wide Web site.

Program Costs

     In the U.S., the Company typically charges its customers from $75 (for introductory classes) to $5,000 per enrollee to conduct ILT programs. In Israel, the Company typically charges from $200 to $5,000 per enrollee to conduct ILT programs. Pricing considerations vary depending on the length and complexity of the program, the number of enrollees, whether the course is a private one or offered on an open enrollment basis, and the physical location of the training. The Company's refund policy provides that dissatisfied trainees may either attend the same program without charge or the trainee's employer may request a full refund.

Pricing of Courseware and TBT Products

     The Company's Mentortrain Technology Series products are currently marketed in the U.S. under various site license agreements at prices of between $1,000 and $10,000 per title. The Company also offers custom TBTs to its customers at prices ranging from $8,000 to $15,000 per hour of TBT training.

Customers

     No one customer accounted for more than ten percent of the Company's revenues during the two years ended December 31, 1997.

Competition

     The Company's primary competitors are providers of training products and services, including education and training specialists, internal corporate IT departments, software vendors and Big Six consulting practices. Some of these competitors offer course titles and programs covering similar topics as those of the Company. Many competitors have significant financial, technical, sales, marketing and other resources, as well as widespread name recognition. In addition, some of the larger instructor-led training organizations have the capacity to develop technology-based training products that they could then distribute through their existing distribution channels to their current client base. Management believes that the Company is not a major competitor in the ILT or CSD markets in the New York metropolitan area, but believes that Sivan is the largest ILT provider in Israel.

Employees

     As of December 31, 1997, the Company employed approximately 292 full-time persons, including 72 full-time employees in its New York operations and approximately 220 full-time persons in its Israeli operations. In its New York operations, the Company employed 17 persons as full-time trainers, 19 persons as consultants, 19 persons in sales, marketing and sales administration and 17 persons in management, finance and operations and also employs 12 freelance trainers. Sivan employed approximately 85 part-time persons as trainers, 64 persons in sales, marketing and sales administration, and 54 persons in management, finance and operations. Sivan also employs approximately 33 freelance trainers. Mentortech TBT employs 15 persons in research and development, 2 persons in sales and marketing and 2 persons in administration.

Item 2.  Description of Property.

     The Company occupies approximately 16,000 square feet of space at 462 Seventh Avenue, New York, New York where the Company's executive offices and ten classrooms are located. These premises are occupied under a lease agreement expiring on January 14, 2004 at a current base annual rental of $288,000, with a rental increase to $320,000 per annum effective January 14, 1999. The Company leases approximately 2,500 square feet of classroom space in Garden City, New York at a base annual rental of $50,260 under a lease which expires on September 30, 1998. In addition, the Company leases approximately 1,200 square feet of classroom space in Melville, New York at an annual rental of $28,700 under a lease which expires on October 14, 1998.

     Sivan and Mashov CBT lease space in Israel in accordance with the following table:


                                                                                  Square           Monthly
Location                         Lease Expiration           Option                 Footage           Rent
--------                         ----------------           ------                 -------           ----
Tel-Aviv, Sderot                 August 31, 1998                 --                 9,900          $17,000
Yehudit
Tel-Aviv, Beit Hilel             December 31, 1999          Two options of 2        7,650          $15,300
                                                            years each
Tel-Aviv, Barak                  August 31, 1998                 --                36,000          $ 8,500
Rishon Le' Zion                  December 31, 1998               --                 2,000          $ 3,400
Rishon Le' Zion                  February 28, 1998          Two options of 1          900          $ 1,200
                                                               year each
Jerusalem                        July 31, 1998              1 year option           1,300          $ 2,100
Jerusalem                        December 31, 1998          1 year option           2,000          $ 2,580
Or-Yehuda                        February 28, 2000               --                 1,110          $ 2,056



Item 3.  Legal Proceedings.

     The Company is not party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

     (a) Market Information.

     The Company's shares of common stock (the "Common Stock") are traded in the over-the-counter market on the National Association of Securities Dealers' Bulletin Board under the symbol "MNTKD". The following table sets forth the range of high and low bid prices for the Company's Common Stock as reported by the National Quotation Bureau Inc. The quotations below reflect the one-for-eight reverse split effected on March 3, 1998 inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.


                                                            High          Low
                                                            ----          ---
1997
----
First Quarter...........................................     $3          $2
Second Quarter..........................................      2-1/2       2
Third Quarter...........................................      1-3/4       1-1/2
Fourth Quarter..........................................      4             3/4

1996
----
First Quarter...........................................     $2-1/4      $2-1/4
Second Quarter..........................................      4           4
Third Quarter...........................................      4           2
Fourth Quarter..........................................      2           2

     (b) Holders.

     As of March 10, 1998, there were 111 holders of record of the Company's Common Stock.

     (c) Dividends.

     The Company has neither declared nor paid any dividends on its shares of Common Stock since inception. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. The Company anticipates that it will retain future earnings, if any, in order to finance expansion of its operations. Accordingly, it is not anticipated that cash dividends will be paid in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

     Effective February 13, 1997, a change of control of PCE U.S. occurred pursuant to the Stock Purchase Agreement between PCE U.S. and Mashov, whose shares are publicly traded on the Tel-Aviv Stock Exchange (the "TASE"). Mashov is a majority-owned subsidiary of Mashov Computers Ltd., whose shares are also publicly traded on the TASE. Based on the Stock Purchase Agreement, Mashov
acquired 1,054,865 shares of Common Stock and 658,412 shares of Series C Preferred Stock of PCE U.S. (collectively, the "Sale Stock"), with each share of Series C Preferred Stock convertible into 1.25 shares of Common Stock. In consideration for the Sale Stock, PCE U.S. acquired two of Mashov's subsidiaries, Sivan and Mashov CBT. Pursuant to the Stock Purchase Agreement,
Mashov acquired 69% of PCE U.S.'s equity and voting securities on a fully diluted basis, subject to an adjustment based upon the fiscal year 1996 audited balance sheets of PCE U.S., Sivan and Mashov CBT. Such adjustment was made on August 4, 1997 when Mashov contributed 43,199 shares of Common Stock to the capital of the Company. In addition, on August 4, 1997, the 658,412 shares of Series C Preferred Stock were converted by Mashov into 823,015 shares of Common Stock.

     The Stock Purchase Agreement provided that Sivan and Mashov CBT have net tangible assets of $2.2 million, including cash of $1.5 million. In connection with the execution of the Stock Purchase Agreement, PCE U.S. executed the Conversion Agreement effective February 13, 1997 with certain holders of the Company's equity securities and debt (the "Conversion Parties"). Pursuant to the Conversion Agreement, the Conversion Parties received 340,423 shares of Common Stock in consideration for the cancellation of the debt owed them by PCE U.S. and as a result of antidilution provisions relating to the securities owned by the Conversion Parties.

     In  October  1997,  the  Company  acquired  the  assets  of  GLTN  Computer
Consultants,   Inc.,  a  Long  Island,   New  York,  ILT  training   company  in
consideration of $130,000 and the issuance of 15,909 shares of Common Stock.

     In 1995, 1996 and 1997 the Company and its predecessor derived substantially all of their revenues from ILT training and consulting services. As reflected in the following table, revenues from ILT training services declined in the U.S. during this period while increasing in Israel and revenues from U.S. consulting services grew.

                                                 Year ended December 31,
                                                 -----------------------
                                            1995       1996(1)          1997(2)
                                            ----       -------          -------
                                                                     (Pro forma)
                                                       (in thousands)
U.S. ILT................................. $8,136         $3,038        $ 1,972
Israel ILT...............................  6,651          9,158         11,231
Consulting services......................  3,940          4,003          4,435
TBT......................................     --            242            523

-------------

(1) Includes the operations of PCE U.S. for the period January 1, 1996 through December 31, 1996

(2) Includes the operations of PCE U.S. for the period January 1, 1997 through February 13, 1997, the effective date of the Stock Purchase Agreement.


Year Ended December 31, 1997 as Compared with the Year Ended December 31, 1996.

     Revenues. The Company's revenues are derived from ILT services, contractual consultation services, and TBT product sales. The Company's ILT revenues are recognized over the life of the training course. Franchise revenues from centers operating with the Sivan trade name in Israel and utilizing Sivan's training materials are included in ILT revenues. Contract consulting revenues are recognized as the services are performed. TBT revenues are recognized upon shipment of the software provided that no significant vendor obligations remain and collection of the related receivable is probable. The Company's refund policy provides that dissatisfied trainees may either attend the same course without charge or the trainee's employer may request a full refund. It is Company policy to reserve for potential refunds; however, an allowance for refunds has not been established because historically minimal refunds have been issued. Retakes of a course are provided on a seat available basis. Accordingly, the Company does not incur any financial exposure with respect to such retakes.

     The Company's revenues for the year ended December 31, 1997 increased 87% to $17.6 million from $9.4 million in the comparable 1996 period. Sivan's ILT revenues increased by 22% to $11.2 million in 1997 from $9.2 million in 1996. Sivan Jerusalem, a company in which Sivan had held a 50% equity investment until January 1997, when Sivan purchased the remaining equity, accounted for approximately $1 million of Sivan's increased revenues for the year ended December 31, 1997. Sivan's share of Sivan Jerusalem's results of operations were reported as equity in earnings of an affiliate in 1996. The remaining $1 million increase in Sivan's revenues in 1997 was due primarily to its success in offering more profitable technical courses as well as an increase in the number of application courses offered. The Company's 1996 financials reflect nine months of operations for Mashov CBT, as it did not begin operations until April 1996.

     The revenues of the Company's U.S. operations were $6.4 million in 1997, a decrease of 9%, compared to revenues of $7 million in 1996. In 1997, the U.S. operation placed a greater emphasis on the growth of its Consulting Services Division. Consulting revenues for the New York metropolitan area increased to $4.4 million in 1997 from $4 million in 1996, an increase of 10%. The rate of growth in consulting revenues decreased in the third quarter and fourth quarters of 1997 primarily due to termination of assignments and delays in the start dates of new assignments. In 1997 management engaged a consultant's advocate whose primary role is to communicate with consultants, increase their retention rate and improve expected termination reporting. Management believes that this action should reduce future turnover.

     During the year ended December 31, 1997, the Company continued to experience declining ILT revenues in the U.S. ILT revenues in the U.S. decreased by approximately 35% in 1997 compared to the same period in 1996. Management attributes the decline in ILT revenues to increased competition and the slow pace at which companies migrated their installed base to new applications and product versions. The Company's U.S. operation had anticipated that the release of a new application software entitled Office 97 would have a positive impact on ILT revenues. However, many clients continued to delay such conversions, pending the market's experiences with Office 97.

     The U.S. operation is pursuing a move into the higher end training market as many organizations require certification training for Microsoft and Lotus back office applications and operating systems. Management believes that this higher technical training environment will have a better synergy with the U.S. Operation's growing consulting business. The U.S. operation has been authorized as a Lotus Authorized Education Center, and its status has been upgraded to Premium Business partner and has received Microsoft Authorized Technical Education Center status. During 1997, technical training revenues increased by 25% compared to 1996.

     The cost of ILT revenues consists primarily of the expenses of instructors, classroom space costs as well as depreciation of classroom equipment. Cost of revenues for consulting services consists primarily of the labor costs of the consultants performing the work at clients' facilities. Cost of revenues for TBT revenues include packaging and manufacturing costs of the products as well as design expenses for custom TBT projects. Cost of revenues rose to 62% of revenues in 1997 compared to 50% of revenues in 1996. Cost of revenues for Sivan was 58% of revenues in 1997 compared to 51% in 1996. This increase was primarily due to an increase in depreciation expense as a result of a substantial investment in new classroom computer equipment. Depreciation expense for classroom computers increased by 64% in 1997 as compared to 1996. Cost of revenues for the U.S. operation was 72% in 1997. As training revenues decrease, cost of revenues as a percentage of sales has increased due to the fixed costs of classroom facilities and depreciation.

     Sales and marketing expenses consist primarily of costs relating to promotion, advertising, trade shows and exhibitions. Such expenses also include compensation of sales support, travel and related expenses. Sales and marketing expenses increased to $2.7 million during 1997 from $1.4 million in 1996. Sales and marketing expenses of Sivan, excluding Sivan Jerusalem, increased by 16% in 1997 compared to 1996. This increase was due to Management's decision to increase the Company's sales and marketing budget in an attempt to obtain increased revenues. Sivan's increase in sales and marketing expenses correlates with its increase in revenue. Sales and marketing expenses in the U.S. increased to $943,000 in 1997 from $881,000 in 1996.

     General and administrative expenses include compensation costs for administration, finance and general management personnel and office maintenance and administrative costs. General and administrative costs for the Company increased to $4.2 million during 1997, from $3.4 million in 1996. This increase was due to the expansion and the inclusion of the results of Sivan Jerusalem, Mentortech TBT and the U.S. operation. General and administrative expenses were approximately $1.9 million for the U.S. operation, $2.2 million for Sivan, and $232,000 for Mashov CBT in 1997. General and administrative expenses for Sivan (excluding Sivan Jerusalem) decreased by $1.2 million (37%) in 1997 compared to 1996.

     Research and development expenses consist primarily of salaries of the employees who are engaged in ongoing research and development activities of TBT materials and other related costs. Research and development expenses amounted to $450,000 in 1997, compared to $248,000 in 1996.

     The Company incurred an operating loss of $618,000 in 1997 compared to an operating loss of $366,000 in 1996. The increase in the Company's operating loss in 1997 was principally due to decreased revenues in the U. S., coupled with increased sales and marketing expenses, and research and development expenses. Management believes that the increased investment in sales, marketing and research and development should permit the Company to attain profitability in 1998.

     Equity in earnings of affiliates represented Sivan's 50% investment in Sivan Jerusalem during 1996. Effective January 1, 1997, Sivan purchased the remaining equity, and Sivan Jerusalem became a wholly-owned subsidiary. Sivan Jerusalem's results of operations are consolidated in the financial statements for 1997.

     In 1996, the Company paid $45,000 in income taxes.

     Interest expenses, net, consists primarily of bank charges and interest expenses offset by interest income. Interest expenses decreased to $233,000 in 1997 from $455,000 in 1996. This decrease was due principally to the conversion by Sivan of $4.1 million of shareholder loans into equity in the first quarter of 1997 and the repayment of the U.S. operation's receivables financing facility with Rosenthal and Rosenthal during the second quarter of 1997.

     As a result of the foregoing, the Company incurred a net loss of $851,000 in 1997 compared to a net loss of $798,000 in 1996. The Company's Israeli operations achieved a profit of $226,000 in 1997 compared to a net loss of $798,000 in 1996. The Company's U.S. operations incurred a loss of $1 million during the year ended December 31, 1997.

Liquidity and Capital Resources

     At December 31, 1997, the Company had $1.7 million in cash and cash equivalents and a working capital deficiency of $147,000. At December 31, 1996, the Company's Israeli subsidiaries held $283,000 in cash and had a working capital deficiency of $1.6 million, while PCE U.S. had $50,000 in cash and a working capital deficiency of $1.9 million. The Company's improved cash position at December 31, 1997 was a result of a private placement of securities, as discussed below, as well as Mashov's infusion of approximately $1.2 million in cash and equity into the Company pursuant to the Stock Purchase Agreement. These capital infusions were offset by operating losses as well as an increase in accounts receivable and the purchase of computer equipment and other fixed assets.

     The Company completed a private placement of securities in December 1997, wherein it issued and sold 511,364 shares of Common Stock and warrants to purchase 255,682 shares of Common Stock. The Company obtained net proceeds of approximately $2 million from the private placement. The Company's financial position was further improved by Mashov's conversion of $1,162,000 of debt into 264,090 shares of Common Stock and warrants to purchase 132,045 shares of Common Stock.

     In 1997 the Company obtained an oral commitment from its Israeli bank to provide Sivan up to $1.1 million in working capital loans. As of December 31, 1997, Sivan had borrowed approximately $601,000 from such bank.

     The Company's operating activities used $703,000 net cash in the year ended December 31, 1997. Accounts receivable increased by $100,000 during the same period. This increase was due primarily to the increase in revenues. Accounts payable and accrued expenses decreased by $523,000 during the same period. The Company's investing activities used $1.3 million mainly from the purchase of $1.2 million in fixed assets and $119,000 used to purchase Sivan Jerusalem and GLTN. Financing activities provided $3.4 million, principally from the private placement sale of securities as well as the Mashov transactions.

     In October 1997, the Company acquired the assets of GLTN Computer Consultants, Inc., a Long Island, New York, ILT training company in consideration of $130,000 and the issuance of 15,909 (post-split) shares of Common Stock.

     Based on its improved financial condition and working capital commitment, the Company believes that it has sufficient working capital to fund its operational and capital requirements through 1998. The Company does not have any material capital commitments for 1998. To the extent the Company increases the scope of its activities significantly, it may be required to obtain additional financing.

Seasonality

     While the Company's revenues have not been substantially affected by seasonal variations, the revenues of the Company's Israeli subsidiary, Sivan, are affected by the timing of the national holidays, when classes are suspended.

The Year 2000 Issue

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00 " as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $75,000. the costs the Company has incurred to date primarily for assessment of the Year 2000 issues have not been significant.

Item 7.  Financial Statements.


                          Index to Financial Statements



Report of Independent Auditors.........................................F-1

Financial Statements:

         Consolidated Balance Sheet ...................................F-2

         Consolidated Statements of Operations.........................F-4

         Consolidated Statements of Stockholders' Equity (Deficit).....F-5

         Consolidated Statements of Cash Flows.........................F-6

         Notes to Consolidated Financial Statements....................F-7

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of Mentortech Inc.

We have audited the accompanying consolidated balance sheet of Mentortech Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mentortech Inc. and Subsidiaries as of December 31, 1997 in conformity with generally accepted accounting principles.


                                            /s/Ernst & Young LLP

New York, New York
January 27, 1998, except for the
First paragraph in Note 9, as to
which the date is March 3, 1998

                        MENTORTECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997
                (In thousands except share and per share amounts)

ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                       $1,659
         Accounts  receivable,  net of allowance for doubtful
         accounts of $93                                                  3,503
         Prepaid expenses and  other current assets                         351
         Inventory                                                           34
                                                                          -----
           Total current assets                                           5,547
                                                                          -----

PROPERTY AND EQUIPMENT:
         Property and equipment, at cost                                  3,900
         less accumulated depreciation and amortization                  (1,536)
                                                                         ------
                                                                          2,364
OTHER ASSETS:
         Goodwill,  net of accumulated amortization of $446               5,001
         Other assets, net                                                  585
                                                                          -----
                                                                          5,586
TOTAL ASSETS                                                            $13,497
                                                                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable and accrued expenses                           $2,831
         Deferred revenue                                                 2,155
         Loans payable -  current portion                                   601
         Loans payable - related party                                       33
         Due to related parties                                              69
         Capital equipment obligations - current portion                      5
                                                                          -----
           Total current liabilities                                      5,694
                                                                          -----

LONG-TERM LIABILITIES:
         Accounts payable - long-term                                       271
         Accrued severance pay                                              556
         Loans payable - long-term                                          136
                                                                          -----

                        MENTORTECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997
               (In thousands except share and per share amounts)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
         Common stock,  $.01 par value, 20,000,000
            shares authorized, 3,446,176 issued and outstanding              34
         Preferred Stock,
           $.001 par value, 5,000,000 shares authorized,
            none issued
         Additional paid-in capital                                       8,722
         Cumulative foreign currency translation adjustment                (145)
         Accumulated deficit                                             (1,771)
                                                                        -------
           Total stockholders' equity                                     6,840

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $13,497
                                                                        =======













                             See Accompanying Notes

                        MENTORTECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                      (In thousands, except for share data)


                                                            1997         1996
                                                            ----         ----

Net revenues                                             $17,560       $9,400

Cost of revenues                                          10,859        4,713
                                                          ------        -----

Gross profit                                               6,701        4,687


General and administrative expenses                        4,171        3,359

Sales and marketing expenses                               2,698        1,446

Research and development                                     450          248
                                                             ---          ---


Operating loss                                              (618)        (366)

Interest expense, net                                       (233)        (455)
                                                            ----         ----

Loss before income taxes                                    (851)        (821)
                                                            ----         ----




Income taxes                                                   0           45

Loss before equity in earnings of affiliate                 (851)        (866)

Equity in earnings of affiliate                                0           68
                                                             ---          ---

Net loss                                                   ($851)       ($798)
                                                           =====        =====

Basic loss per share                                       ($.40)      ($0.43)

Weighted average number of shares                          2,124        1,875
                                                           =====        =====








                             See Accompanying Notes

                        MENTORTECH INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                                                                     CUMULATIVE
                                                                            ADDITIONAL                 FOREIGN         STOCKHOLDERS'
                                    PREFERRED   STOCK    COMMON    STOCK     PAID-IN    ACCUMULATED    CURRENCY            EQUITY
                                      SHARES    AMOUNT   SHARES    AMOUNT    CAPITAL     DEFICIT     TRANSLATION          (DEFICIT)
                                      ------    ------   ------    ------    -------     -------     -----------          ---------

Balance as of  December 31, 1995        -         $-        -        $-        $ -       ($122)         $ 7                ($115)
Issuance of shares of CBT               -          -        -         -         150         -             -                  150
Foreign currency translation            -          -        -         -          -          -            16                   16
Net loss                                -          -        -         -          -        (798)           -                 (798)
                                    ------------------------------------------------------------------------------------------------
Balance as of December 31, 1996         -          -        -         -         150       (920)          23                 (747)
Acquisition of PC Etcetera, Inc.
  and related conversions (Note 9)      -          -       820        8      (1,640)        -             -               (1,632)
Issuance of preferred and common
  stock to Mashov                      658         1     1,012       10       6,967         -             -                6,978
Conversion of Mashov preferred
  stock to common stock (Note 9)      (658)       (1)      823        8          (7)        -             -                   -

Acquisition of GLTN (Note 9)            -          -        16        -          47         -             -                   47
Mashov loan conversion to common
  stock (Note 9)                        -          -       264        3       1,159         -             -                1,162

Private placement offering (Note 9)     -          -       511        5       2,046         -             -                2,051
Foreign currency translation            -          -        -         -          -          -          (168)                (168)
Net loss                                -          -        -         -          -        (851)           -                 (851)
                                    ------------------------------------------------------------------------------------------------
Balance as of December 31, 1997         -         $-     3,446      $34      $8,722    ($1,771)       ($145)              $6,840
                                    ================================================================================================



                             See Accompanying Notes

                        MENTORTECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)

                                                                               1997         1996
                                                                               ----         ----
Cash flows from operating activities:
Net loss                                                                      ($851)       ($798)
Adjustments to reconcile net  loss to net
  cash (used in)  provided by operating activities:
Depreciation and amortization                                                 1,114          456
Gain on sale of fixed assets                                                      5            -
Equity in earnings of affiliate                                                   -          (68)
Changes in operating assets and liabilities:
Accounts receivable                                                            (100)        (721)
Prepaid expenses and other current assets                                        42           29
Inventory                                                                        50          (91)
Accounts payable and accrued expenses                                          (523)         768
Due to related parties                                                         (771)         454
Deferred revenue                                                                454          606
Other assets                                                                    (53)           -
Accrued severance pay                                                           (70)          30
                                                                                ---           --
Net cash  (used in) provided by operating activities                           (703)         665
                                                                               ----          ---
Cash flows from investing activities:
Purchase of  property and equipment                                          (1,235)      (1,006)
Proceeds from sale of  property and equipment                                    71            2
Purchase of subsidiaries, net of cash acquired                                 (119)           -
                                                                               ----          ---
Net cash used in investing activities                                        (1,283)      (1,004)
                                                                             ------       ------
Cash flows from financing activities:
Proceeds from loans  payable - related party                                     42          382
Proceeds from short-term bank credit borrowings                                 601            -
Repayment of capital equipment obligations                                      (68)           -
Cash received from Mashov transaction, net of expenses of  $140                 760            -
Net proceeds  from issuance of  Common Stock                                  2,051          150
                                                                              -----          ---
Net cash provided by financing activities                                     3,386          532
                                                                              -----          ---
Net  increase in cash and cash equivalents                                    1,400          193
Cash and cash equivalents, beginning of year                                    283           93
Effect of exchange rate changes on cash and cash equivalents                    (24)          (3)
                                                                                ---           --

Cash and cash equivalents, end of year                                       $1,659         $283
                                                                             ======         ====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest                                                                       $282           $-
Income taxes                                                                    $53          $16


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------

     Loans from Mashov in the amount of $2,961 and $1,162 were converted to equity during the year ended December 31, 1997

                             See Accompanying Notes

                        MENTORTECH INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
              (All amounts are in thousands except for share data)



NOTE 1 - THE COMPANY

     Mentortech Inc. (the "Company") develops and offers instructor-led training ("ILT") and technology-based training ("TBT") courses for information technology professionals and end-users and also provides consulting services, in both the State of Israel and the New York tri-state area. The Company's ILT programs include a wide range of introductory and advanced classes in a multitude of subjects ranging from full vocational training programs which are geared to training individuals to become information technology ("IT") professionals to end-user computer proficiency courses. The Company's Consulting Services Division ("CSD") provides short to medium term technical consulting to large and mid-sized corporations in the Northeast region of the U.S. The Company develops and offers TBT programs for use in conjunction with its ILT classes, as well as for home and corporate users who use self-study tools for training and reference. The Company's TBT software line includes offerings on Lotus Notes, cc:Mail, Microsoft Office, and other end-user titles. In addition, the Company develops TBT products for corporations in Israel and the United States.

     For the years ended December 31, 1997 and 1996, revenues from ILT comprised 74% and 97% of total revenues, respectively, while consulting services and TBT revenues accounted for 23% and 0% and 3% and 3% of total revenues, respectively.

     The Company was incorporated in New York in March 1985 as PC Executive Center, Inc. It changed its corporate domicile to Delaware in December 1987, at which time it assumed the name PC Etcetera, Inc. The Company changed its name to Mentortech Inc. on August 4, 1997.

     Effective February 13, 1997, Mashov Computer Marketing Ltd. ("Mashov"), the parent company of Sivan Computers Training Center (1994) Ltd. ("Sivan") and Mashov Computer Based Training (C.B.T) Ltd. ("Mashov CBT"), transferred to PC Etcetera, Inc. all of its holdings in Sivan and Mashov CBT for 8,438,924 shares of Common Stock (1,054,866 after giving effect to the stock split-see Note 9) and 658,412 shares of convertible preferred stock of PC Etcetera, Inc. ("PCE U.S"). Under generally accepted accounting principles, the stock purchase transaction has been accounted for as a reverse acquisition such that Sivan and Mashov CBT are considered the surviving entity, although Mentortech Inc. (formerly PCE U.S.) remained the Registrant for purposes of filing periodic reports with the Securities and Exchange Commission.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Significant Accounting Policies consistently applied in the preparation of the accompanying financial statements is as follows:

Foreign Currency

     The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars, in accordance with FASB Statement No. 52, "Foreign Currency Translation." All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of stockholders' equity (deficit).

Cash equivalents

     The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

Inventory

     Inventory, mainly finished products, are presented at the lower cost of market value. Cost is determined using the "first-in, first-out" method.

Investments in affiliate

     Sivan's 50% investment in Sivan Computers Jerusalem (1988) Ltd. ("Sivan Jerusalem") is presented by the equity method of accounting for the year ended December 31, 1996. On January 1, 1997, Sivan purchased the remaining 50% of Sivan Jerusalem for $45.

Property and equipment

     Property and equipment are stated at cost. Depreciation is computed by the straight-line method, on the basis of the estimated useful lives of the assets, as follows:


                                                    Years
                                                    -----
Computers and peripheral equipment                  3 - 5
Office furniture and equipment                      5 - 10
Leasehold improvements                     The lesser of the remaining lease
                                           period or useful life

Goodwill

     Goodwill, which is attributable to the acquisitions of PC Etcetera, Inc., Sivan Computers Ltd.'s personal computer tutorial services and GLTN Computer Consultants Inc., is stated at cost and amortized by the straight-line method over 20 years.

     The carrying value of goodwill is periodically reviewed by management based on the expected future undiscounted operating cash flows over the remaining goodwill amortization period. Based upon its most recent analysis, management believes that no impairment of goodwill exists at December 31, 1997.

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

Revenue recognition

     Revenues related to ILT are recognized over the life of the training course. TBT revenues are recognized upon delivery of the program. Revenues from sales of products are recognized upon shipment of the software provided no significant vendor obligations remain and collection of the related receivable is probable. Contract consulting revenue is recognized as the services are performed. The Company's refund policy provides that dissatisfied trainees may either attend the same course without charge or the trainee's employer may request a full refund. It is the Company's policy to reserve for potential refunds, however, an allowance for refunds has not been established because historically minimal refunds have been issued. Retakes are provided on a seat availability basis and as such the Company incurs no financial exposure related to these retakes.

Research and development costs

     Research and development costs are expensed as incurred. Statement of Financial Accounting Standard (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Licensed or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

     Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and general release of the product have been insignificant.

Concentrations of credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with one financial institution in the U.S. and several major banks in Israel. Concentrations of credit risk with respect to accounts receivable are limited because the Company's customers are from a wide range of industries and no one customer accounts for more than ten percent of total revenue or accounts receivable as of December 31, 1997.

Fair value of financial instruments

     The financial instruments of the Company consist of non-derivative assets: cash and cash equivalents, trade receivables and loans payable in view of their nature, the fair value of financial instruments approximates their carrying value.

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

Earnings (loss) per share

     The basic earnings per share calculation is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is not presented as the effect of including the impact of outstanding stock options and warrants would be antidilutive.

     All references to per share data have been retroactively adjusted to give effect to a one-for-eight reverse stock split effective March 3, 1998 (see Note
9).

Impact of recently issued accounting standards

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued SOP 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition, effective for transactions entered into beginning January 1, 1998. This statement will not have an impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income", and No. 131 (FAS 131), "Disclosure About Segments of an Enterprise and Related Information". These statements are effective for fiscal years beginning after December 15, 1997. These statements do not have measurable effects on the financial statements but require additional disclosure.


NOTE 3 - PROPERTY AND EQUIPMENT

     Major classifications of property and equipment at December 31, 1997 are as follows:


  Computers and peripheral equipment                 $3,531

  Office furniture and equipment                        187
  Leasehold improvements                                182
                                                        ---
                                                      3,900
Accumulated depreciation and amortization            (1,536)
                                                     ======

                                                     $2,364
                                                     ======


     Depreciation and amortization expense, was $763 and $356 for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, property and equipment includes computer equipment under capital leases with a cost of $48 and accumulated amortization of $43.


NOTE 4 - ACCRUED SEVERANCE PAY

     Under Israeli law, the Company is required to make severance payments to dismissed employees (including officers) and to employees leaving employment under certain other circumstances. This liability is calculated based on the years of employment for each employee, in accordance with the "severance pay laws." The Company's liabilities for required severance payments are covered by funding into severance pay funds, insurance policies and by an accrual. Severance pay expense for the years ended December 31, 1997 and 1996 was $22 and $157, respectively.


NOTE 5 - DEFERRED REVENUE

     The Company enters into agreements with certain clients whereby blocks of training coupons are purchased in advance at discount prices. The purchases are recorded as deferred revenue ($2,088 at December 31, 1997) which is recognized as revenues as classes are attended.

     In connection with the sale of the Canadian subsidiary in 1996, the Company sold a non-refundable license fee for certain computer software for $200. This license fee has been deferred and is being recognized over three years which is equal to the term of the license. At December 31, 1997, the deferred revenue amounted to $67, which amount has been included in current liabilities in the accompanying consolidated balance sheet.


NOTE 6 - LOANS PAYABLE

Bank Debt

     In 1994, the Company's wholly-owned Israeli subsidiary obtained a working capital loan from a bank in Israel which was guaranteed by the Company. The loan balance at December 31, 1997 is $136 and carries an interest rate of 10% per annum and will mature in the year 2000.

     In 1997, the Company obtained a line of credit from its Israeli bank to provide Sivan up to $1.1 million in working capital loans. The loan is not secured by any assets but the Company has agreed to a negative pledge, which means the Company can not apply for any other credit of any kind without the bank's permission. The loan is a demand loan and is included in the current liabilities section of the consolidated balance sheet. The interest rate is in New Israeli Shekels linked to the U.S. dollar which was approximately 7% at December 31, 1997. The balance outstanding at December 31, 1997 was $601.

Accounts Payable - Long-Term

     In October 1996, the Company entered into an agreement with certain vendors. The agreement provided for specific payment terms based on the total debt owed to the vendor. Class A creditors (total indebtedness in excess of $3 each) will be paid in full through a four-year payment plan. Those payments which will be paid during periods greater than 12 months (amounting to $271 at December 31, 1997) have been reflected as long-term.

Loans from Related Parties

     In 1991, the Company obtained a loan from an unrelated party in the amount of $100 with a 10% interest rate. During the year ended December 31, 1993, the note was assigned to a then member of the Company's Board of Directors. The loan is payable on demand and is currently unsecured. At December 31, 1997, the loan balance was $33.


NOTE 7 - LEASES

     The Company leases its office and classroom space under operating leases that expire on various dates through the year 2004. The Company has also entered into capital lease arrangements for certain fixed assets. Future minimum lease payments with respect to leases in effect at December 31, 1997 are as follows:

                                                  Capital           Operating
                                                  -------           ---------
1998                                                $7              $  701
1999                                                 0                 549
2000                                                 0                 339
2001                                                 0                 331
2002                                                 0                 322
Thereafter                                           0                 320
                                                    --                 ---
                                                    $7              $2,562

Less: amounts representing interest                  2                   0
                                                    --                  --
                                                    $5              $2,562
                                                    ==              ======


     Rental expense for the years ended December 31, 1997 and 1996 was $945 and $608, respectively.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company, and its Executive Vice President are parties to an agreement which requires the Company, upon the death of such person, to purchase from the estate of such person up to $500 of the Company's Common Stock at a price per share equal to the Company's revenues for the last four completed fiscal quarters immediately preceding the date of death divided by the number of outstanding shares of Common Stock at the time of death. The Company's purchase obligation is conditioned upon its receipt of, and is only to the extent of, life insurance proceeds on such persons.


NOTE 9 - STOCKHOLDERS' EQUITY

     Effective March 3, 1998, the Company effectuated a one-for-eight reverse stock split. The number of shares issued at December 31, 1997 after giving effect to the split was 3,446,176 (27,569,404 shares before the split). All share and per share data, including stock options and warrants is stated to reflect the split.

     Effective February 13, 1997, a change of control of the Company occurred pursuant to the Stock Purchase Agreement between PCE U.S. and Mashov, whose shares are publicly traded on the Tel-Aviv Stock Exchange (the "TASE"). Mashov is a subsidiary of Mashov Computers Ltd., whose shares are also publicly traded on the TASE. Based on the Stock Purchase Agreement, Mashov acquired 1,054,866 shares of Common Stock and 658,412 shares of Series C Preferred Stock of PCE U.S. (collectively, the "Sale Stock"), where the share of Series C Preferred Stock was convertible into 823,015 of Common Stock and proportionate has 10 to 1 voting rights in relation to shares of Common Stock. In consideration for the Sale Stock, PCE U.S. acquired two of Mashov's subsidiaries, Sivan and Mashov CBT. Pursuant to the Stock Purchase Agreement, Mashov acquired 69% of PCE U.S.'s equity and voting securities on a fully diluted basis, subject to an adjustment based upon the fiscal year 1996 audited balance sheets of PCE U.S., Sivan and Mashov CBT. Such adjustment was made on August 4, 1997 when Mashov contributed 43,199 shares of Common Stock to the capital of the Company. In addition, on August 4, 1997, the 658,412 shares of Series C Preferred Stock were converted by Mashov into 823,015 shares of Common Stock.

     In connection with the execution of the Stock Purchase Agreement, PCE U.S. executed a conversion agreement (the "Conversion Agreement") effective February 13, 1997 with certain prior holders the Company's equity securities and debt (the "Conversion Parties"). Pursuant to the Conversion Agreement, the Conversion Parties received Common Stock in consideration for the cancellation of the debt owed by PCE U.S. (amounting to $437) and as a result of antidilution provisions relating to the securities owned by the Conversion Parties. These transactions resulted in the issuance of a total of 340,423 shares of common stock. In addition, 83,566 shares of Common Stock were issued to PCE U.S.'s financial adviser, Helix Capital, LLC, in the transaction. Prior to the acquisition date there was 396,141 of shares of Common Stock outstanding, resulting in a total shares outstanding of 820,131 after the Conversion Agreement was executed on February 13, 1997.

     At the Company's 1997 Annual Meeting held August 4, 1997, the Company's stockholders voted to (i) amend the Company's Certificate of Incorporation to change the name of the Company to Mentortech Inc.; (ii) authorize the conversion of the 658,412 outstanding shares of the Company's Series C Preferred Stock into 823,015 of Common Stock; and (iii) ratify the Company's 1997 Stock Option Plan.

     On October 24, 1997, the Company acquired substantially all of the assets of GLTN Computer Consultants, Inc., ("GLTN") a Long Island, New York-based ILT Company, for $130,000 in cash and 15,909 shares of Common Stock.

     Effective December 11, 1997, the Company completed a private placement of 255,682 Units, each Unit consisting of two shares of Common Stock and one two-year Warrant to purchase a share of Common Stock. The price per Unit was $8.80 and the exercise price of the Warrant contained in each Unit is $4.40 per share of Common Stock.

     In connection with, but separately from the private placement, Mashov converted $1,162,000 of debt owed to it by the Company into 132,045 Units (or 264,090 shares of Common Stock) and warrants to purchase 132,000 shares of Common Stock at $4.40 per share.

OPTIONS

     Under the Company's 1997 Stock Option Plan, 625,000 shares of the Company's Common Stock have been reserved for issuance to employees and non-employee Directors, among others.

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

     Pro forma information regarding net loss and net loss per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk free interest rate of 5.6% and 6.6%, respectively, volatility factor of the expected market price of the Company's Common Stock of 1.11 and .72, respectively, and the weighted-average expected life of the options of 3 and 5 years, respectively. Dividends are not expected in the future. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's 1997 pro forma net loss is $881 and net loss per share is $.41. The fair value of the options was determined to be deminimus for the year ended December 31, 1996.

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

     Stock option activity is summarized as follows:

                                                                    WEIGHTED-
                                                                     AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                      ------      --------------
Outstanding December 31, 1995 (36,012
exercisable at option prices $7.52 to $50.00)         55,150          $25.36
Options Granted                                        2,500          $40.00
Options Canceled                                     (38,400)         $16.24
                                                     -------
Outstanding December 31, 1996 (19,250
exercisable at option prices $7.52 to $50.00)         19,250          $28.48
Options Granted                                       98,125          $ 5.60
Options Canceled                                      (9,700)         $19.12
                                                      ------
Outstanding December 31, 1997 (43,925
exercisable at option prices $4.67 to $50.00)        107,675          $ 8.74
                                                     =======

     Options outstanding and exercisable at December 31, 1997 are as follows:


                                                    WEIGHTED-
                                                    AVERAGE
                                                   REMAINING
                                                  CONTRACTUAL
   SHARES               EXERCISE PRICE                LIFE
   ------               --------------                ----

    425                     $20.00                    1.5
    625                     $22.00                     .01
    250                     $40.00                     .01
  7,500                     $40.00                    2.5
 31,875                      $4.67                    4.6
  3,250                     $50.00                    4.75
-------
 43,925

     At December 31, 1997 517,325 options are available for grant.


WARRANTS

     The following is a summary of warrants outstanding and exercisable at December 31, 1997:


                           NUMBER OF
EXPIRATION DATE             WARRANTS              EXERCISE PRICE     DESCRIPTION
---------------             --------              --------------     -----------

December 11, 1999            387,727                  $4.40          (1)

December 31, 1998              4,500                 $20.00          (2)
         Total               392,227
                             =======


(1) Warrants issued in connection with the December private placement and Mashov loan conversion

(2)  Warrants granted to a consultant

     At December 31, 1997, the Company has 392,227 shares of common stock reserved for issuance to the warrant holders.


NOTE 10 - TAXES ON INCOME

     There was no income tax expense or benefit recorded for the year ended December 31, 1997. The income tax expense of $45 for the year ended December 31, 1996 was incurred in the State of Israel.

     The Company has net operating loss carryforwards of approximately $10,344 expiring from 2006 to 2012. In addition, the Company has a capital loss carryforward of approximately $1,202, which expires in 2000. However, pursuant to Section 382 of the Internal Revenue Code, the future utilization of approximately $9,475 of the net operating loss carryforwards and the entire capital loss carryforward is significantly limited due to an ownership change which occurred in 1997. The full utilization of these losses in the future is dependent upon the Company's ability to generate taxable income and also is subject to certain annual limitations due to the change in control; accordingly, valuation allowances of equal amounts have been established.

     Components of the Company's deferred tax asset and liability at December 31, 1997 is as follows:


Net operating loss carryforwards                     $4,197
Capital loss carryforward                               481
                                                      4,678
                                                      -----
Valuation allowance                                  (4,678)
                                                     ------
Net deferred tax asset                                   --
                                                     ======


NOTE 11 - PRO FORMA RESULTS OF OPERATIONS (Unaudited)

     The consolidated financial statements for 1997 included in this report reflect the operations of Sivan and Mashov CBT for the year ended December 31, 1997, and Mentortech Inc. since February 13, 1997, the date of the stock purchase transaction. Because of the change in control, the stock purchase transaction between Mashov and Mentortech Inc. was accounted for as a reverse acquisition. Based on such accounting treatment, Sivan is reported as the surviving entity. The year ended December 31, 1996 includes the year of operations of Sivan and the six months of operations (since inception) of Mashov CBT. It does not include the operations of PCE U.S.

     On a pro forma basis had the acquisition occurred January 1, 1997, the pro forma results of operations for the year ended December 31, 1997 would have been as follows:


Revenues                              $18,161
Net (loss)                              ($959)
Net (loss) per share                    ($0.45)

NOTE 12 - GEOGRAPHIC DATA

     For the year ended December 31, 1997
                                                             %                          %
                                               U.S.       OF TOTAL       ISRAEL      OF TOTAL
                                            -------------------------------------------------
Revenue from unrelated
    third parties                           $ 5,806         33%         $11,754         67%
Intercompany revenue                              0                           0
                                            -------                         ---
Total revenue                               $ 5,806         33%         $11,754         67%
                                            =======                     =======
Net income (loss)                           ($1,029)      (122%)        $   178         22%
                                            =======                     =======
Identifiable assets                         $ 6,025         45%         $ 7,472         55%
                                            =======         ===         =======

     For the year ended December 31, 1996

                                                             %                          %
                                               U.S.       OF TOTAL       ISRAEL      OF TOTAL
                                            -------------------------------------------------
Revenue from unrelated
     third parties                              $ 0          0%          $9,400        100%
Intercompany revenue                              0                           0
                                                ---                         ---
Total revenue                                     0          0%          $9,400        100%
                                                ===                      ======
Net income (loss)                               $ 0          0%          $ (798)       100%
                                                ===                      ======
Identifiable assets                             $ 0          0%          $6,970        100%
                                                ===         ===          ======


NOTE 13 - RETIREMENT PLAN

     The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. The Company can make a discretionary matching contribution on behalf of all participants. The Company made contributions of $14 and $16 in 1997 and 1996, respectively.

NOTE 15 - RELATED PARTIES


                                                          Year Ended
                                                         December 31,
                                                         ------------
                                                       1997        1996
                                                       ----        ----
Revenues (1)                                           $-          $50
Expenses (1):
     Cost of revenues                                  $-          $41
     Rent (2)                                          $-          $138
     Management fees to Mashov (2)                     $-          $748
     Interest on Shareholder loans                     $-          $434

(1)  Related balances are unlinked and do not bear interest

(2) The management fees and rent were paid according to an agreement which ended December 31, 1996

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.



     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


     The executive officers and directors of the Company are as follows:

                                                                     Director
Name                 Age      Position with the Company               Since
----                 ---      -------------------------               -----
Roy Machnes          37       Chairman, President, Chief              1997
                              Executive Officer and Director
Elan Penn            45       Chief Financial Officer and             1997
                                Director
Terry I. Steinberg   42       Executive Vice President and            1985
                                Director
Adrienne Haber       40       Controller and Chief Accounting           --
                                Officer
David Assia          45       Director                                1997
Jack Dunietz         42       Director                                1997
Martin F. Kahn       46       Director                                1995

     David Assia. Mr. Assia has served as a director of the Company since February 1997. He is a co-founder with Mr. Dunietz of Mashov Computers Ltd. and has been its Chairman since 1989. Mr. Assia has been Managing Director, since its inception in 1983, of Magic Software Enterprises Ltd. ("Magic"), a developer and provider of network software products and services for departmental, client/server and Internet/Intranet applications, and has been Chairman of Magic since 1986. He also serves as a director of Mashov and Aladdin Knowledge Systems Ltd. Mr. Assia holds a B.A. and an M.B.A. from the Tel-Aviv University.

     Jack Dunietz. Mr. Dunietz has served as a director of the Company since February 1997. He is a co-founder with Mr. Assia of Mashov Computers Ltd. of which he has been the Chief Executive Officer since 1987. Mr. Dunietz also serves as a director and interim Chief Executive Officer of Magic and a director of Mashov and Paradigm Geophysical Ltd. & Data Automation Ltd. Mr. Dunietz holds a B.SC. in Computer Science from the Technion Israel Institute of Technology.

     Adrienne Haber. Ms. Haber has served as the Company's Controller since February 1997 and served as Controller of PCE U.S. for the eight years prior thereto. Ms. Haber holds a B.S. in Accounting from Lehman College and is a Certified Public Accountant.

     Martin F. Kahn. Mr. Kahn has served as a director of the Company since May 1995 and was Chairman of the Board of the Company from May 1995 until February 1997. He has served since 1989 as Chairman of Ovid Technologies, Inc., a leading producer of medical, scientific and technical CD-ROM and network products; since September 1993 as Chairman of OneSource Information Services, which develops and markets a comprehensive set of integrated business information and software products; since 1991 as a Director of Vista Information Solutions, Inc. (formerly DataMap, Inc., a successor through merger to Vista Environmental Information, Inc.) which supplies site-specific risk information about real estate for the insurance, banking, and environmental engineering markets; since April 1995 as Chairman and CEO of Shoppers Express, Inc., which offers home grocery shopping through dial-up and on-line services; and since March 1996 as Managing Director of Cadence Information Associates L.L.C. (and its predecessor), a consulting and management services firm. Mr. Kahn holds a Bachelors Degree in Administrative Sciences from Yale College and an M.B.A. from Harvard Business School.

     Roy Machnes. Mr. Machnes has served as the Company's Chairman of the Board, President and Chief Executive Officer and a director since February 1997. Since January 1994, he has been Chairman and Chief Executive Officer of Mashov, and prior thereto, from 1988, he served as Vice President Sales of Mashov Computers Ltd. Mr. Machnes is also a director of Mashov Computers Ltd. He holds a B.A. from the University of California at Berkeley.

     Elan Penn. Mr. Penn has served as the Company's Chief Financial Officer and a director since February 1997. He also serves as the Chief Executive Officer of Mashov and Chief Financial Officer of Mashov Computers Ltd. Mr. Penn joined Mashov Computers Ltd. and Magic as their Vice President of Finance and Administration in June 1992. In February 1997, he resigned his position at Magic to assume the position of Chief Financial Officer of the Company. From January 1991 until May 1992, Mr. Penn was employed by Solgood Representatives Ltd., an electronics equipment sales representative firm, where he acted in an executive capacity. Prior to January 1991, he was Vice President of Finance of Mashov Computers. Mr. Penn holds a B.A. in Economics from the Hebrew University of Jerusalem and a Ph.D. in Management Science from the University of London.

     Terry I. Steinberg. Mr. Steinberg has served as the Company's Executive Vice President, responsible for North American Sales and Marketing since February 1997, and as a director since 1985. He served as President and Chief Executive Officer of PCE U.S. since its inception in 1985 until February 1997 and has served as its Treasurer from August 1991. He currently serves as Secretary. For more than five years prior to PCE U.S.'s inception, he was the Director of Decision Support for Paramount Pictures Corporation, with responsibility for all end-user computing. Mr. Steinberg holds a Bachelor's Degree in Applied Mathematics and Computer Science and an M.B.A., both from McGill University.

     Messrs. Machnes, Penn, Assia, and Dunietz own 1.51%, 0.4%, 0.56% and 3.15% of the voting equity of Mashov, respectively. Mashov is an 80%-owned subsidiary of Mashov Computers Ltd., a publicly-held company in Israel. Messrs. Assia and Dunietz are directors of Mashov Computers Ltd. and are the beneficial owners of approximately 30% of its issued and outstanding shares.

     Mr. Machnes is a resident of New York City and expects to spend approximately 50% of his work time in the U.S. and the remainder in Israel. Mr. Penn is a resident of Israel and expects to spend approximately 75% of his work time in Israel and the remainder in the U.S. Mr. Steinberg is a resident of Nassau County, New York and devotes substantially all of his time to the Company's operation in the U.S. Due to the fact that a substantial portion of the Company's operations are located in Israel and the availability of facsimile, Internet and telephone communications technologies, the Company expects that the domicile arrangements of the Company's officers will have no material impact on the operations of the Company.

     Section 16(a) Beneficial Ownership Reporting Compliance. The federal securities laws require directors and executive officers and persons who own more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of any equity securities of the Company. To the Company's knowledge, based solely on a review of the copies of filings furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to the Company's officers, directors and 10% stockholders were complied with.

Item 10.  Executive Compensation

     The following table sets forth information concerning the compensation during the last three fiscal years of the Company's executive officers whose total salary during any of the three prior fiscal years was $100,000 or more. The Company has a 401(k) savings plan for its executives which is available to all Company employees. The current value of all perquisites and other personal benefits furnished in each of such years to each of the executive officers named below was less than 10% of such officer's salary for such year.

                           Summary Compensation Table

                                                                    Long-Term
                                                                    Compensation
                                                                    ------------
                                                        Annual      Securities
                                                     Compensation   Underlying
Name and Principal Position                  Year     Salary ($)     Options (#)
---------------------------                  ----     ----------    -----------
Roy Machnes
  President and Chief Executive
  Officer................................... 1997     $163,789       40,625
Elan Penn
  Chief Financial Officer................... 1997      120,000       25,000
Terry Steinberg
  Executive Vice President (1).............. 1997      168,500       30,000
                                             1996          (2)           --
                                             1995      131,700           --
--------------

(1) Effective February 13, 1997, Mr. Steinberg, the former President of the Company, was named Executive Vice President pursuant to an employment contract dated February 6, 1997.

(2)  Less than $100,000.

     The aggregate value of all other perquisites and other personal benefits furnished in each of the last three years to each of these executive officers was less than 10% of each officer's salary for such year. The Company has not paid any cash remuneration to any of its outside directors as directors in the last three years.

Directors' Compensation

     Directors, whether or not they are also employees of the Company, are not paid any fees or other remuneration for service on the Board. The Company reimburses all of its directors for their out-of-pocket expenses incurred in the performance of their duties as directors of the Company.

Stock Options

     The following table provides information concerning exercises of stock options during 1996 by each of the executive officers named above in the Summary Compensation Table, and the number and value of unexercised options held by each of them at December 31, 1997.

                       Aggregated Option Exercises in Last
                  Fiscal Year and Fiscal Year-End Option Values

                                                              Number of shares               Value of unexercised
                                                           underlying unexercised            in-the-money options
                                  Shares                   options at FY-end (#)               at FY-end ($)(1)
                                  acquired on                   exercisable/                     exercisable/
Name                              exercise (#)                 unexercisable                     unexercisable
----                              ------------                 -------------                     -------------
Roy Machnes.....................       --                      13,542/27,083                          --
Elan Penn.......................       --                       8,333/16,667                          --
Terry I. Steinberg..............       --                      10,000/20,000                          --

----------------

(1) None of the outstanding options were in the money at December 31, 1997. The exercise price of the outstanding options was $4.67 while the average of the bid and the asked prices of a share of Common Stock on December 31, 1997 was $4.56.

Employment Agreements

     Pursuant to the Stock Purchase Agreement and effective February 13, 1997, the Company entered into employment contracts with each of Roy Machnes, Terry I. Steinberg and Elan Penn, providing for their employment as Chief Executive Officer, Executive Vice President and Chief Financial Officer, respectively, of the Company. Pursuant to such contracts, and effective as of August 4, 1997, Messrs. Machnes, Steinberg and Penn were granted incentive stock options to purchase 40,625, 30,000 and 25,000 shares of Common Stock, respectively, which options vest over a three-year period commencing in August 1997. The exercise price of such stock options is $4.672 per share.

     The base salaries of Messrs. Machnes and Steinberg are each $155,000. Mr. Penn's salary is paid at a rate of $10,000 per month, adjusted monthly in a percentage amount equal to the increase in the Consumer Price Index as published by the Israeli Bureau of Labor Statistics.

     Mr. Machnes's employment agreement provides that, although he may perform the services contemplated by such agreement in the U.S. or Israel, the Company will pay for or reimburse certain of Mr. Machnes's relocation and living expenses should Mr. Machnes choose to live in the U.S. during the period of his employment. Specifically, the Company must pay (or reimburse Mr. Machnes) if he incurs such expenses for the following: (1) $20,000 for expenses incurred during any relocation of Mr. Machnes, his family and their possessions to New York; (2) all expenses associated with the education of Mr. Machnes's children including private school tuition and associated expenses (estimated at $20,000 per annum) in the United States; (3) an apartment in Manhattan, New York, including any associated real estate broker's fees, less the amount of any rental payments received from the lease of Mr. Machnes's home in Israel, net of associated expenses; and (4) any expenses incurred by Mr. Machnes in connection with a visit by his family to Israel once each year. If any of the above constitute taxable income to Mr. Machnes, such amounts are to be grossed up to account for the payment of any taxes due, and are to be adjusted upwards annually in a percentage amount equal to the Consumer Price Index for all urban consumers in the New York, New Jersey and Connecticut area as published by the Bureau of Labor Statistics. Should Mr. Machnes' employment be terminated for any reason, Mr. Machnes is to be reimbursed for relocation expenses of no more than $20,000 in connection with Mr. Machnes's relocation to Israel.

     During the year ended December 31, 1997, the Company paid approximately $19,000 for Mr. Machnes's relocation expenses to New York and pre-paid approximately $15,000 for tuition for Mr. Machnes' children. The Company also pre-paid approximately $76,000 for the rental of an apartment in New York which it leased for the use of its executives. The apartment is being used by Mr. Machnes at the present time. No expenses have been incurred by the Company for any visits by Mr. Machnes (or his family) to Israel. Any amounts that are taxable to Mr. Machnes will be grossed up to compensate Mr. Machnes for any taxes due.

Indemnification of Directors and Officers

     Under Section 145 of the Delaware General Corporation Law, the Company has broad powers to indemnify its directors and officers against liabilities that they may incur in such capacities, including liabilities under the Securities Act. The Company's By-Laws provide that the Company will indemnify its directors and officers to the fullest extent permitted by law and require the Company to advance litigation expenses upon receipt by the Company of an undertaking from the director or officer to repay such advances if it is ultimately determined that the director or officer is not entitled to indemnification. The By-Laws further provide that rights conferred under the

By-Laws  will not be deemed to be  exclusive of any other right such persons may
have  or  acquire  under  any  by-law,   agreement,   vote  of  stockholders  or
disinterested directors or otherwise.

     The Company's Certificate of Incorporation provides that, pursuant to Delaware law, its directors will not be liable for monetary damages for breach of the directors' fiduciary duty to the Company and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director's duty of loyalty to the Company or its stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for actions leading to improper personal benefits to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Stock Option Plan

     The Company's 1997 Stock Option Plan (the "Option Plan") was adopted by the Board of Directors on June 25, 1997 and ratified by the Company's stockholders on August 4, 1997. The Option Plan provides for the granting of incentive stock options ("Incentive Stock Options"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to employees, and for the granting of nonstatutory stock options ("Nonstatutory Stock Options") to employees, non-employee directors, consultants and advisors. A total of 625,000 shares of Common Stock have been reserved for issuance under the Option Plan. As of December 31, 1997, 95,625 shares were subject to outstanding Incentive Stock Options under the Option Plan. In addition, 12,050 shares were subject to outstanding options under the Company's 1987 Stock Option Plan. No further options may be granted under the 1987 Stock Plan.

     The exercise price of all Incentive Stock Options must be at least equal to the fair market value of the Common Stock on the date of grant and the option term may not exceed ten years. The exercise price of all Nonstatutory Stock Options granted under the Option Plan may be less than the fair market value of the Common Stock on the date of grant and the option term may be greater than ten years. Incentive Stock Options and Nonstatutory Stock Options ("Options") may be exercised by delivery to the Company at its principal office of written notice of the number of shares with respect to which the Option is being exercised. Such notice must be accompanied by payment of the full option price of such shares with a check payable to the order of the Company in such amount. The Option Plan may be amended or terminated by the Board or the Company's stockholders, but no such action may impair rights under a previously granted Option. No Options may be granted under the Option Plan after June 25, 2007.

401(k) Plan

     Effective as of January 1, 1993, the Company adopted a 401(k) Employee Savings Plan (the "401(k) Plan"). The 401(k) Plan covers all employees of the Company who have attained the age of 21 and are employed by the Company six months after their employment commences, except those employees who work sixteen or fewer days per month. A participating employee (a "Participant") may elect to defer, in the form of pre-tax contributions to the 401(k) Plan, an amount up to 15% of his or her compensation for each year. A Participant's before-tax contributions cannot exceed $9,500 per year, as adjusted for inflation. For each year, the Company may contribute for each Participant a matching contribution equal to 25% of so much of the Participant's before-tax contributions for the year as does not exceed 2% his or her compensation. In addition, for each year, the Company may make a contribution, in any amount determined by the Company in its sole discretion, to the 401(k) Plan that will be allocated to Participants in accordance with a formula set forth in the 401(k) Plan.

     Contributions to the 401(k) Plan made on behalf of a Participant are invested in the manner directed by the Participant. Before-tax contributions and Company matching contributions are fully vested and nonforfeitable at all times. Company discretionary contributions vest according to a five-year graded vesting schedule, based on a Participant's years of service.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of March 16, 1998 with respect to any stockholder who owns greater than 5% of the outstanding Common Stock, each of the Company's directors and the Company's officers and directors as a group.



                                                    Number        Percentage of
                                                      of             Shares
                                                    Shares(1)      Outstanding
                                                    ---------      -----------

Mashov Computers
  Marketing Ltd.(2)(3)...........................  2,214,567           59.9%
Elron Electronic Industries Ltd.(3)(4) ..........    253,800            7.3%
David Assia (5)(6)...............................         --           --
Jack Dunietz (5)(6)..............................         --           --
Martin F. Kahn (5)...............................      2,500            *
Roy Machnes (5)(6)...............................     14,166(7)         *
Elan Penn (5)(6).................................      8,333(8)         *

                                                    Number        Percentage of
                                                      of             Shares
                                                    Shares(1)     Outstanding
                                                    ---------     -----------

Terry I. Steinberg (5)...........................     48,807(9)         1.4%
All executive officers and directors as a group..     67,557(10)        2.0%
----------------
*  Less than 1%

(1) Calculated pursuant to Rule 13d-3 promulgated under the Exchange Act. Accordingly, with respect to each particular beneficial owner, the number of shares of Common Stock gives effect to the deemed exercise of such owner's options and warrants (which are currently exercisable or exercisable within 60 days). Except as otherwise disclosed in the footnotes below, the shares listed in this column for a person named in this table are directly held by such person, with sole voting and dispositive power.

(2) Address is 5 HaPlada Street, Or-Yehuda, Israel. Mashov Computers Marketing Ltd. is an 80% owned subsidiary of Mashov Computers Ltd., which is also located at 5 HaPlada Street, Or-Yehuda, Israel. Mashov Computers Ltd. may be deemed the beneficial owner of the shares registered in the name of Mashov Computers Marketing Ltd.

(3) Includes shares of Common Stock issuable upon exercise of currently exercisable warrants held by: Mashov Computers Marketing Ltd. (132,045 shares) and Elron Electronic Industries Ltd. (22,500 shares).

(4)  Address is Advanced Technology Center, P.O. Box 1573, Haifa, Israel.

(5)  Serves as a director of Mentortech.

(6)  Serves as a director of Mashov Computers Marketing Ltd.

(7)  Includes 13,542 shares issuable upon currently exercisable options.

(8)  Includes 8,333 shares issuable upon currently exercisable options.

(9)  Includes 10,000 shares issuable upon currently exercisable options.

(10) Include 31,875 shares issuable upon currently exercisable options.

Item 12.  Certain Relationships and Related Transactions.

     Effective February 13, 1997, a change of control of PCE U.S. occurred pursuant to the Stock Purchase Agreement between PCE U.S. and Mashov, whose shares are publicly traded on the TASE. Mashov is a subsidiary of Mashov Computers Ltd., whose shares are also publicly traded on the TASE. Based on the Stock Purchase Agreement, Mashov acquired 1,054,866 shares of Common Stock and 658,412 shares of Series C Preferred Stock of PCE U.S., where each share of Series C Preferred Stock is convertible into 1.25 shares of Common Stock. In consideration for such stock issuances, PCE U.S. acquired two of Mashov's subsidiaries, Sivan, and Mashov CBT. Pursuant to the Stock Purchase Agreement, Mashov acquired 69% of PCE U.S.'s equity and voting securities on a fully diluted basis, subject to an adjustment based upon the fiscal year 1996 audited balance sheets of PCE U.S., Sivan and Mashov CBT. Such adjustment was made on August 4, 1997 when Mashov contributed 43,199 shares of Common Stock to the capital of PCE U.S. In addition, on August 4, 1997, the 658,412 shares of Series C Preferred Stock was converted by Mashov into 823,015 shares of Common Stock. As a result of the adjustment discussed above and such conversion, Mashov currently owns 60.4% of the Common Stock. All dollar amounts in this section are in thousands.

     In 1996 certain departments of PCE Israel (including employees and equipment) were transferred to Mashov CBT. PCE U.S. originally owned 30% of the ordinary shares of Mashov CBT. This ownership was subsequently sold to Elron Electronics Industries Ltd. ("Elron"). Mashov owned 70% of the ordinary shares of Mashov CBT. Pursuant to a purchase agreement dated February 6, 1997, between Mashov and Elron, Mashov purchased the remaining 30% of the outstanding shares of Mashov CBT held by Elron. In consideration of the purchase, Mashov transferred 130,000 shares of Common Stock to Elron upon the execution of the Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, 100% of the ownership of Mashov CBT was transferred to PCE U.S.

     Prior to the execution of the Stock Purchase Agreement, Sivan owned 312,547 shares of Mashov and 234,918 options to purchase shares of Mashov (collectively, the "Mashov Option Shares"). Pursuant to an agreement dated February 5, 1997, Sivan granted to Mashov Computers Ltd. the option to purchase the Mashov Option Shares at the average market value of the Mashov Options Shares during the five day period immediately following the consummation of the transactions contemplated by the Stock Purchase Agreement, as quoted on the Tel-Aviv Stock Exchange. The Mashov Option Shares were purchased by Mashov Computers Ltd. in consideration of approximately $175.

     Mashov granted Sivan a shareholders' loan in October 1994 of approximately $2.6 million which was converted into equity in the first quarter of 1997 as part of the Stock Purchase Agreement. The loan was linked to the Israeli Consumer Price Index and interest was charged at a rate of 6% per annum. Mashov charged Sivan interest and linkage charges of $434,000 in 1996. In addition, in 1996 Mashov charged Sivan and Mashov CBT management fees of $691,000 and

$57,000, respectively. In December 1997, Mashov converted $1,162,000 of debt owed to it by Sivan into 265,965 shares of Common Stock and 132,045 warrants.

     In connection with the execution of the Stock Purchase Agreement, the Company executed the Conversion Agreement, which provides that the Conversion Parties (Elron, Rho Management Trust I (formerly Gibraltar Trust), the Star Group (comprised of Justy Ltd., SVE STAR Ventures Enterprises No. II Gbr, SVE STAR Ventures Enterprises No. III Gbr, SVE STAR Ventures Enterprises No. IIIA Gbr, and Yozma Venture Capital Ltd)., Gilbert H. Steinberg, Special Situations Fund III, L.P., and Special Situations Cayman Fund, L.P.), receive Common Stock for the cancellation of debt owed by the Company and the dilution of warrants owned by the Conversion Parties. Specifically: (i) the 1,000,000 shares of Series A Preferred Stock held by Elron were converted into 25,000 shares of Common Stock; (ii) the Bridge Loans the Company received from certain stockholders aggregating $436,000 as of December 31, 1996 were converted into 218,700 shares of Common Stock; and (iii) the holders of Company warrants agreed to convert a total of 179,064 warrants (consisting of 115,315 warrants outstanding as of December 31, 1996 which were subsequently adjusted pursuant to the Conversion and Waiver Agreement under anti-dilution provisions) into 340,423 shares of Common Stock.

Item 13.  Exhibits and Reports on Form 8-K.


Exhibit
Number                         Description of Exhibit
------                         ----------------------

2.1 Stock Purchase Agreement dated February 6, 1997 and effective February 13, 1997 by and between the Company and Mashov (1)

2.2  Form of Subscription Agreement (2)

3.1 Certificate of Amendment of Certificate of Incorporation with regard to the change of the Company's name and the increase in the Company's authorized capital stock (3)

3.2 Certificate of Amendment of Certificate of Incorporation with regard to reverse split

3.3  Certificate of Incorporation, as amended (4)

3.4  By-Laws (5)

4.1  Specimen Common Stock Certificate (6)

10.1 Lease for premises situated at 462 Seventh Avenue, 4th Floor, New York, New York (7)

10.2 Lease for premises situated at 462 Seventh Avenue, 18th Floor, New York, New York (8)

10.3 Amended and Restated 1987 Stock Option Plan (8)

10.4 1997 Stock Option Plan (3)

10.5 Employment Agreement of Roy Machnes (9)

10.6 Employment Agreement of Elan Penn (9)

10.7 Employment Agreement of Terry I. Steinberg (9)

21   Subsidiaries

21.2 Published Report Regarding Matters Submitted to Vote of Security Holders

27   Financial Data Schedule

99   Additional Information Regarding Forward Looking Statements

_________

(1) Filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.

(2) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333- 45173) and hereby incorporated by reference thereto.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 and hereby incorporated by reference thereto.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference thereto, as amended by document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993, as amended by document filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 and hereby incorporated by reference thereto, as amended by document filed herewith.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-19521) and hereby incorporated by reference thereto.

(6) Filed as an exhibit to the Company's Registration Statement on Form S-2 (File No. 33-93842) and hereby incorporated by reference thereto.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(8) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 and hereby incorporated by reference thereto.

(9) Filed as a "Related Agreement" to the Stock Purchase Agreement, which Related Agreement was filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.

(10) Filed as an exhibit to the Company's Current Report on Form 8-K/A Amendment No. 2 for an event dated February 24, 1997 and hereby incorporated by reference thereto.


     (b) Reports on Form 8-K.

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Mentortech Inc.


Dated:  March 23, 1998                 By: /s/Roy Machnes
                                          ---------------
                                           Roy Machnes
                                           President and Chief Executive Officer

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/Roy Machnes
--------------
Roy Machnes                  Chairman, President, and           March 23, 1998
                             Chief  Executive Officer

/s/Terry Steinberg
------------------
Terry Steinberg              Executive Vice President,          March 23, 1998
                             and Director

/s/Elan Penn
------------
Elan Penn                    Chief Financial Officer            March 23, 1998
                             and Director

/s/Adrienne Haber
-----------------
Adrienne Haber               Controller (Principal              March 23, 1998
                             Accounting Officer)

/s/David Assia
--------------
David Assia                  Director                           March 23, 1998


/s/Jack Dunietz
---------------
Jack Dunietz                 Director                           March 23, 1998


/s/Martin Kahn
--------------
Martin Kahn                  Director                           March 23, 1998

                                  Exhibit Index


Exhibit
Number                         Description of Exhibit
------                         ----------------------

2.1 Stock Purchase Agreement dated February 6, 1997 and effective February 13, 1997 by and between the Company and Mashov (1)

2.2  Form of Subscription Agreement (2)

3.1 Certificate of Amendment of Certificate of Incorporation with regard to the change of the Company's name and the increase in the Company's authorized capital stock (3)

3.2 Certificate of Amendment of Certificate of Incorporation with regard to reverse split

3.3  Certificate of Incorporation, as amended (4)

3.4  By-Laws (5)

4.1  Specimen Common Stock Certificate (6)

10.1 Lease for premises situated at 462 Seventh Avenue, 4th Floor, New York, New York (7)

10.2 Lease for premises situated at 462 Seventh Avenue, 18th Floor, New York, New York (8)

10.3 Amended and Restated 1987 Stock Option Plan (8)

10.4 1997 Stock Option Plan (3)

10.5 Employment Agreement of Roy Machnes (9)

10.6 Employment Agreement of Elan Penn (9)

10.7 Employment Agreement of Terry I. Steinberg (9)

21   Subsidiaries

21.2 Published Report Regarding Matters Submitted to Vote of Security Holders

27   Financial Data Schedule

99   Additional Information Regarding Forward Looking Statements

___________

(1) Filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.

(2) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333- 45173) and hereby incorporated by reference thereto.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 and hereby incorporated by reference thereto.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference thereto, as amended by document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993, as amended by document filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 and hereby incorporated by reference thereto, as amended by document filed herewith.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-19521) and hereby incorporated by reference thereto.

(6) Filed as an exhibit to the Company's Registration Statement on Form S-2 (File No. 33-93842) and hereby incorporated by reference thereto.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(8) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 and hereby incorporated by reference thereto.

(9) Filed as a "Related Agreement" to the Stock Purchase Agreement, which Related Agreement was filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.

(10) Filed as an exhibit to the Company's Current Report on Form 8-K/A Amendment No. 2 for an event dated February 24, 1997 and hereby incorporated by reference thereto.