Form 10QSB
period 1998-03-31
MENTORTECH INC
filed 1998-05-14
CIK 827053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

__ Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __ to __

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


                 ______________________________________________
                 (Former Name, Former Address and Former Fiscal
                       Year, if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 12, 1998, the Issuer had 3,446,166 shares of Common Stock, par value $.01, outstanding.

       Transitional Small Business Disclosure Format (check one): Yes No X

                                                     MENTORTECH INC.

                                                       Form 10-QSB

                                                          INDEX
                                                                            Page

Part I - Financial Information

Item 1. Financial Statements

         Consolidated Balance Sheets at March  31, 1998 and
           December 31, 1997                                                  3

         Consolidated Statements of Operations for the Quarter
           Ended March  31, 1998 and 1997                                     5

         Consolidated Statement of Cash Flows for the Quarter
           Ended March 31, 1998 and 1997                                      6

         Notes to Consolidated Financial Statements                           8

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                9

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Shareholders                      14

Item 6.  Exhibits and Reports on Form 8-K                                     14

Signatures                                                                    16

                        MENTORTECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             March 31,              December 31,
                                                               1998                     1997
                                                               ----                     ----
                                                           (unaudited)
ASSETS:

Current Assets:
Cash and cash equivalents                                     $1,631                  $1,659
Accounts receivable                                            3,331                   3,503
Prepaid expenses                                                 662                     351
Inventory                                                          7                      34
                                                               -----                   -----
         Total current assets                                  5,631                   5,547
                                                               -----                   -----

Property and Equipment:
Property and equipment                                         4,070                   3,900
Accumulated depreciation and amortization                     (1,724)                 (1,536)
                                                              ------                  ------
         Total property and equipment                          2,346                   2,364
                                                              ------                   -----

Other Assets:
Other assets, net                                                505                     585
Investment in affiliate                                           --                      --
Goodwill (net of accumulated amortization of
     $217 in 1998 and $287 in 1997)                               --                      --
                                                              ------                  ------
         TOTAL ASSETS                                        $13,387                 $13,497
                                                             =======                 =======











          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                 (in thousands)

                                                             March 31,            December 31,
                                                              1998                   1997
                                                              ----                   ----
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses                         $ 2,706                 $2,831
Deferred revenue                                                2,381                  2,155
Loans payable - others - current portion                          565                    601
Loans payable - affiliate - current portion                        83                    102
Capital equipment obligations                                       0                      5
                                                                -----                  -----
         Total current liabilities                              5,735                  5,694
                                                                -----                  -----

Other Liabilities:
Loans payable                                                     212                    136
Accounts Payable - Long Term                                      271                    271
Other liabilities                                                  58                    556
                                                                -----                  -----
         Total liabilities                                      6,776                  6,657
                                                                -----                  -----

Stockholders' Equity:
Common stock                                                       34                     34
Additional paid in capital - common stock                       8,698                  8,722
Accumulated deficit                                            (1,938)                (1,771)
Cumulative foreign currency
  translation adjustment                                         (183)                  (145)
         Total Stockholders' Equity                             6,611                  6,840
                                                                -----                  -----
         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                              $13,387                $13,497
                                                              =======                =======










          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except for per share data)

                                                          For the three months ended March 31,
                                                          ------------------------------------
                                                            1998                        1997
                                                            ----                        ----
                                                                      (unaudited)
Revenues                                                   $4,972                      $4,267
Cost of revenues                                            3,128                       2,629
                                                            -----                      ------
Gross profit                                                1,844                       1,638

Selling and marketing                                         824                         519
General and administrative                                  1,105                         989
Research and development                                        0                         103
                                                              ---                         ---
Operating  income (loss)                                      (85)                         27
                                                              ---                         ---

Gain on sale of subsidiary                                      0                          11
Financial expense, net                                         82                          28
                                                              ---                         ---

Net income (loss)                                           $(167)                        $10
                                                            =====                         ===

Net income (loss) per share
                  Basic                                    ($0.05)                     $0.004
                                                           ======                      ======
                  Diluted                                  ($0.04)                     $0.004
                                                           ======                      ======

Number of shares used in computing net
   income (loss) per share
                  Basic                                     3,446                       2,698
                                                            =====                       =====
                  Diluted                                   3,834                       2,698
                                                            =====                       =====














          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    March, 31
                                                                              ----------------------
                                                                              1998              1997
                                                                              ----              ----
                                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss) for the period                                            ($167)              $10

 Adjustments to reconcile net (loss)
      to net cash (used in) provided by operating activities
    Depreciation and amortization                                              284               251
    Increase in accrued severance pay, net                                       2                21

    Increase in trade receivables                                              172               316
    Decrease in prepaid expenses                                              (311)             (180)
    Decrease (increase) in other receivables                                     0                56

    Decrease (increase) in other assets                                         80                (5)
    Decrease (increase) in inventories                                          27                56

    Increase (decrease) in related parties                                     (19)             (340)
    Increase in deferred revenue                                               226               203
    Increase (decrease) in accounts payable and accrued expenses              (125)             (769)
                                                                              ----              ----

        Net cash (used in) provided by operating activities                    169              (377)
                                                                               ---              ----


CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                                        (170)             (385)

    Proceeds from sales of property and equipment                                0                 9

    Purchase of subsidiary                                                       0               (45)
    Cash acquired in acquisition                                                 0             1,217
                                                                               ---             -----
       Net cash provided by (used in) investing activities                    (170)              796
                                                                              ----               ---



          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (in thousands)

                                                                                   March 31,
                                                                              ----------------------
                                                                              1998              1997
                                                                              ----              ----
                                                                                   (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

 Capital equipment obligation repayments                                        (5)              (15)
 Loans Payable                                                                  76                 0
 Additional Costs of Issuance of Common Shares                                 (24)                0
                                                                               ---               ---
 Increase in short-term bank credit                                            (36)              (42)
                                                                               ---               ---
    Net cash provided by financing activities                                   11               (57)
                                                                                --               ---

 Net increase (decrease) in cash and cash equivalents                           10               362
 Effect of exchange rate changes on cash and cash equivalent                   (38)                0

 Cash and cash equivalents at the beginning of the period                      288               384
                                                                               ---               ---

 Cash and cash equivalents at the end of the period                         $1,631              $746
                                                                            ------              ----

 Supplemental disclosure of cash flow information:
 Cash paid during the period for
         Income taxes                                                         $  0               $20
         Interest                                                             $ 88              $411

 Supplemental disclosure of non-cash and financing activities:
 Two shareholder loans in the amount of $2,578 and $438
         were converted to equity in 1997
 Effective March 3, 1998 an 8:1 reverse stock split was effectuated









          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Interim Financial Statements

     The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments)  necessary  to present  fairly the  Company's  financial  position, operating results and cash flows for those periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulation of the Securities and Exchange Commission (the "Commission") See Management's Discussion and Analysis, "Overview" and "Financial Reporting." The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998. Results for the interim period are not necessarily indicative of results for the entire year.


Note 2.  Accounting Policy

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid instruments with maturity of one year or less when purchased to be cash equivalents.

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

Overview

     Effective February 13, 1997, the Company's predecessor, PC Etcera, Inc. ("PCE U.S.") underwent a change of control pursuant to the Stock Purchase Agreement between PCE U.S. and Mashov Computers Marketing Ltd. ("MCM"), whose shares are publicly traded on the Tel-Aviv Stock Exchange (the "TASE"). MCM is a majority-owned subsidiary of Mashov Computers Ltd., whose shares are also publicly traded on the TASE. Based on the Stock Purchase Agreement, MCM acquired 1,054,865 shares of Common Stock and 658,412 shares of Series C Preferred Stock of PCE U.S. (collectively, the "Sale Stock"), with each share of Series C Preferred Stock convertible into 1.25 shares of Common Stock. In consideration for the Sale Stock, PCE U.S. acquired two of MCM's subsidiaries, Sivan and Mashov CBT. Pursuant to the Stock Purchase Agreement, MCM acquired 69% of PCE U.S.'s equity and voting securities on a fully diluted basis, subject to an adjustment based upon the fiscal year 1996 audited balance sheets of PCE U.S., Sivan and Mashov CBT. Such adjustment was made on August 4, 1997 when MCM contributed 43,199 shares of Common Stock to the capital of the Company. In addition, on August 4, 1997, the 658,412 shares of Series C Preferred Stock were converted by MCM into 823,015 shares of Common Stock.

     In October 1997, the Company acquired the assets of GLTN Computer Consultants, Inc., a Long Island, New York, ILT training company in consideration of $130,000 and the issuance of 15,909 shares of Common Stock. The results of GLTN are included in the results of the U.S. operations for the quarter ended March 31, 1998. Due to the immateriality of GLTN to the Company as a whole, they have not been broken out within this section.

Financial Reporting

     The unaudited financial statements for the first quarter of 1997 included in this report reflect the operations of Sivan and Mashov CBT (currently operating through Mentortech TBT) for the quarter ended March 31, 1997 and the operations of PCE U.S. and Mentortech TBT (formerly PC Etcetera Israel) since February 13, 1997, the date of the stock purchase transaction. All dollar amounts referred to herein are in thousands, except for per share data. All per share data have been revised to reflect an 8 for 1 reverse stock split that was effectuated on March 3, 1998.

Quarter ended March 31, 1998 as Compared with the Quarter ended March 31, 1997.

     Revenues. The Company's revenues are derived from ILT services, contractual consulting and staff augmentation services, and TBT product sales. The Company's ILT revenues are recognized over the life of the training course. Franchise revenues from centers operating with the Sivan trade name in Israel and utilizing Sivan's training materials are included in ILT revenues. Contract consulting and staff augmentation revenues are recognized as the services are performed. TBT revenues are recognized upon shipment of the software provided that no significant vendor obligations remain and collection of the related receivable is probable. The Company's refund policy provides that dissatisfied trainees may either attend the same course without charge or the trainee's employer may request a full refund. It is Company policy to reserve for potential refunds; however, an allowance for refunds has not been established because historically minimal refunds have been issued. Retakes of a course are provided on a seat available basis. Accordingly, the Company does not incur any financial exposure with respect to such retakes.

     The Company's revenues for the quarter ended March 31, 1998 increased 17% to $5.0 million from $4.3 million in the comparable 1997 period. Sivan's ILT revenues increased by 18% to $3.3 million in 1998 from $2.8 million in 1997. The increase in Sivan's revenues in 1998 was due primarily to its success in offering more profitable vocational courses. As discussed above, the results of the quarter ended March 31, 1997 include the results of the U.S. operations since February 13, 1997. Had the U.S. operations been included for the entire three months ended March 31, 1997, revenues for the first quarter of 1998 would have remained relatively flat compared to the comparable period in 1997.

     The revenues of the Company's U.S. operations were $1.5 million in 1998, a decrease of 13%, compared to revenues of $1.7 million in 1997. Consulting revenues for the New York metropolitan area decreased to $1 million in 1998 from $1.3 million in 1997, a decrease of 22%. The decrease in consulting revenues is primarily due to termination of assignments and delays in the start dates of new assignments.

     During the quarter ended March 31, 1998, the Company continued to experience declining ILT revenues in the U.S. ILT revenues in the U.S. decreased by approximately 19% in 1998 compared to the same period in 1997. Management attributes the decline in ILT revenues to increased competition and the slow pace at which companies migrated their installed base to new applications and product versions. The Company's U.S. operation had anticipated that the release of a new application software entitled Office 97 would have a positive impact on ILT revenues. It appears as if this transition did occur and the decreases in revenue are slowing. TBT revenues decreased by 50% for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. This decrease is due primarily to TBT's change of emphasis from the retail market to custom designed projects.

     The cost of ILT revenues consists primarily of the expenses of instructors, classroom space costs as well as depreciation of classroom equipment. Cost of revenues for consulting services consists primarily of the labor costs of the consultants performing the work at clients' facilities. Cost of revenues for TBT revenues include packaging and manufacturing costs of the products as well as design expenses for custom TBT projects. Cost of revenues rose slightly to 63% of revenues in 1998 compared to 62% of revenues in 1997. Cost of revenues for Sivan was 54% of revenues in 1998 compared to 58% in 1997. This decrease was primarily due to the more efficient operation of classes at higher capacities which was offset by an increase in depreciation expense as a result of a substantial investment in new classroom computer equipment. Depreciation expense for classroom computers increased by 13% in 1998 as compared to 1997. Cost of revenues for the U.S. operation was 77% in 1998 as compared to 71% in 1997. As training revenues decrease, cost of revenues as a percentage of sales has increased due to the fixed costs of classroom facilities and depreciation. During the second quarter of 1998, the Company has undertaken a program to reduce its fixed costs. Management expects a significant reduction in the cost of revenues as a percentage of sales for the remainder of 1998.

     Sales and marketing expenses consist primarily of costs relating to promotion, advertising, trade shows and exhibitions. Such expenses also include compensation of sales support, travel and related expenses. Sales and marketing expenses increased to $824,000 during 1998 from $519,000 in 1997. Sales and marketing expenses of Sivan, excluding Sivan Jerusalem, increased by 9% in 1998 compared to 1997. This increase was due to Management's decision to increase the Company's sales and marketing budget in an attempt to obtain increased revenues. Sivan's increase in sales and marketing expenses correlates with its increase in revenue. Sales and marketing expenses in the U.S. increased to $397,000 in 1998 from $200,000 in 1997 as a result of Management's efforts to increase sales.

     General and administrative expenses include compensation costs for administration, finance and general management personnel and office maintenance and administrative costs. General and administrative costs for the Company increased 10% to $1.1 million during 1998, from $1 million in 1997. Had PCE U.S.'s operations been included for the entire three month period ended March 31, 1997, the general and administrative expenses incurred in 1998 would have been 11% lower than those incurred during the comparable period in 1997. General and administrative expenses were approximately $343,000 for the U.S. operation, $698,000 for Sivan, and $48,000 for Mentortech TBT in 1998. Management is continuing its efforts to reduce general and administrative expenses. In the U.S. all duplicate administrative functions initially taken on with the acquisition of GLTN have now been eliminated.

     Research and development expenses consisted primarily of salaries of the employees who are engaged in ongoing research and development activities of TBT materials and other related costs. Research and development expenses amounted to $150,000 in 1997. Due to a change in Accounting Principles in Israel, the Company can no longer charge expenses to research and development without a permit from the Israeli Government's Chief Scientist. Management has decided not to apply for such permit and has classified such expenses as costs of sales.

     The Company incurred an operating loss of $85,000 in 1998 compared to operating income of $27,000 in 1997. The Company's operating loss in 1998 was principally due to decreased revenues in the U.S., coupled with increased sales and marketing expenses, offset by increased profits in Israel. Management has devoted substantial efforts to an aggressive cost containment plan in the U.S. Management believes that once the cost containment plan is fully implemented, the increased investment in sales and marketing will allow the Company to attain profitability in 1998.

     Interest expenses, net, consists primarily of bank charges and interest expenses offset by interest income. Interest expenses increased to $82,000 in 1998 from $28,000 in 1997. This increase was due principally to the short term borrowings.

     As a result of the foregoing, the Company incurred a net loss of $167,000 in 1998 compared to net income of $10,000 in 1997. Had the Company's 1997 financials included all of PCE U.S.'s losses, the Company would have incurred a loss of $126,000. Sivan's operations achieved a profit of $419,000 in 1998 compared to $74,000 in 1997. The Company's U.S. operations incurred a loss of $394,000 during the quarter ended March 31, 1998 and Mentortech TBT incurred a loss of $192,000.

Liquidity and Capital Resources

     At March 31, 1998, the Company had $1.6 million in cash and cash equivalents and its working capital deficiency decreased to $104,000 compared to a working capital deficiency of $147,000 at December 31, 1997.

     The Company completed a private placement of securities in December 1997, wherein it issued and sold 511,364 shares of Common Stock and warrants to purchase 255,682 shares of Common Stock. The Company obtained net proceeds of approximately $2 million from the private placement. The Company's financial position was further improved by MCM's conversion of $1,162,000 of debt into 264,090 shares of Common Stock and warrants to purchase 132,045 shares of Common Stock.

     In 1997 the Company obtained an oral commitment from its Israeli bank to provide Sivan with up to $1.1 million in working capital loans. As of March 31, 1998, Sivan had borrowed approximately $527,000 from such bank.

     The Company's operating activities provided $169,000 net cash in the quarter ended March 31, 1998. Accounts receivable increased by $172,000 during the same period. This increase was due primarily to the increased collections of outstanding invoices. Accounts payable and accrued expenses decreased by $125,000 during the same period. The Company's investing activities used $170,000 for the purchase of fixed assets. Financing activities provided $11,000.

     Based on its improved financial condition and Sivan's working capital commitment, the Company believes that it has sufficient working capital to fund its operational and capital requirements through 1998. The Company does not have any material capital commitments for 1998. To the extent the Company increases the scope of its activities significantly, it may be required to obtain additional financing.


Seasonality

     While the Company's revenues have not been substantially affected by seasonal variations, the revenues of the Company's Israeli subsidiary, Sivan, are affected by the timing of the national holidays, when classes are suspended.

The Year 2000 Issue

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

                            PART II-OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Shareholders


     The Company held a Special Meeting of Stockholders on February 26, 1998. The number of shares of the Company's Common Stock outstanding and entitled to vote at the Special Meeting of Stockholders was 26,721,240 shares of New Common Stock and 4,240,818 shares of old Common Stock. At the meeting the shareholders voted for:


     1. Approval to amend the Certificate of Incorporation to (i) effect a reverse split of the shares of the Company's common stock, par value $.01 per share (the "Common Stock") in which eight shares of Common Stock would be combined into one share of new Common Stock and (ii) decrease the number of authorized shares of capital stock of the Company from 45,000,000 to 25,000,000 comprised of 20,000,000 shares of Common Stock and 5,000,000 shares of preferred stock of the Company, par value of $.001 per share.

            For                        Against                        Abstain
            ---                        -------                        -------
         22,831,483                     2,960                          2,900



Item 6. Exhibits and Reports on Form 8-K.

Exhibits.


3.1  Certificate of Incorporation, as amended (1)

3.2 Certificate of Amendment of Certificate of Incorporation with regard to the change of the Company's name and the increase in the Company's authorized capital stock (2)

3.3 Certificate of Amendment of Certificate of Incorporation with regard to a reverse stock split (3)

3.4  By-Laws (4)

10.1 Lease for premises situated at 462 Seventh Avenue, 4th Floor, New York, New York (5)

10.2 Lease for premises situated at 462 Seventh Avenue, 18th Floor, New York, New York (6)

10.3 1997 Stock Option Plan (7)

10.4 Employment Agreement of Roy Machnes (8)

10.5 Employment Agreement of Elan Penn (8)

10.6 Employment Agreement of Terry I. Steinberg (8)

27   Financial Data Schedule

____________
(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference thereto, as amended by document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 and hereby incorporated by reference thereto.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and hereby incorporated by reference thereto.

(4) Filed as an exhibit to the Company's Form S-18 (File No. 33-19521) and hereby incorporated by reference thereto.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 and hereby incorporated by reference thereto.

(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and hereby incorporated by reference thereto.

(8) Filed as a "Related Agreement" to the Stock Purchase Agreement, which Related Agreement was filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.



Reports on Form 8-K.

     No Current Reports on Form 8-K have been filed since June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MENTORTECH, INC.



                                       By:/s/Roy Machnes
                                       -----------------
                                           Roy Machnes
                                           President and Chief Executive Officer



                                         By:/s/Elan Penn
                                         ---------------
                                             Elan Penn
                                             Chief Financial Officer



Date: May 14, 1998

                                  EXHIBIT INDEX

Exhibit
   No.                       Description
   ---                       -----------

3.1  Certificate of Incorporation, as amended (1)

3.2 Certificate of Amendment of Certificate of Incorporation with regard to the change of the Company's name and the increase in the Company's authorized capital stock (2)

3.3 Certificate of Amendment of Certificate of Incorporation with regard to a reverse stock split (3)

3.4  By-Laws (4)

10.1 Lease for premises situated at 462 Seventh Avenue, 4th Floor, New York, New York (5)

10.2 Lease for premises situated at 462 Seventh Avenue, 18th Floor, New York, New York (6)

10.3 1997 Stock Option Plan (7)

10.4 Employment Agreement of Roy Machnes (8)

10.5 Employment Agreement of Elan Penn (8)

10.6 Employment Agreement of Terry I. Steinberg (8)

27   Financial Data Schedule

___________
(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference thereto, as amended by document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 and hereby incorporated by reference thereto.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and hereby incorporated by reference thereto.

(4) Filed as an exhibit to the Company's Form S-18 (File No. 33-19521) and hereby incorporated by reference thereto.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 and hereby incorporated by reference thereto.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 and hereby incorporated by reference thereto.

(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and hereby incorporated by reference thereto.

(8) Filed as a "Related Agreement" to the Stock Purchase Agreement, which Related Agreement was filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.