Form 10QSB/A
period 1998-03-31
MENTORTECH INC
filed 1998-08-12
CIK 827053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

Part I - Financial Information

Item 1. Financial Statements

                        MENTORTECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             March 31,              December 31,
                                                               1998                     1997
                                                               ----                     ----
                                                           (unaudited)
ASSETS:

Current Assets:
Cash and cash equivalents                                     $1,631                  $1,659
Accounts receivable                                            3,331                   3,503
Prepaid expenses                                                 662                     351
Inventory                                                          7                      34
                                                               -----                   -----
         Total current assets                                  5,631                   5,547
                                                               -----                   -----

Property and Equipment:
Property and equipment                                         4,070                   3,900
Accumulated depreciation and amortization                     (1,724)                 (1,536)
                                                              ------                  ------
         Total property and equipment                          2,346                   2,364
                                                              ------                   -----

Other Assets:
Other assets, net                                                505                     585
Investment in affiliate                                           --                      --
Goodwill (net of accumulated amortization of
     $217 in 1998 and $287 in 1997)                            4,905                   5,001
                                                              ------                  ------
         TOTAL ASSETS                                        $13,387                 $13,497
                                                             =======                 =======











          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                 (in thousands)

                                                             March 31,            December 31,
                                                              1998                   1997
                                                              ----                   ----
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses                         $ 2,706                 $2,831
Deferred revenue                                                2,381                  2,155
Loans payable - others - current portion                          565                    601
Loans payable - affiliate - current portion                        83                    102
Capital equipment obligations                                       0                      5
                                                                -----                  -----
         Total current liabilities                              5,735                  5,694
                                                                -----                  -----

Other Liabilities:
Loans payable                                                     212                    136
Accounts Payable - Long Term                                      271                    271
Other liabilities                                                 558                    556
                                                                -----                  -----
         Total liabilities                                      6,776                  6,657
                                                                -----                  -----

Stockholders' Equity:
Common stock                                                       34                     34
Additional paid in capital - common stock                       8,698                  8,722
Accumulated deficit                                            (1,938)                (1,771)
Cumulative foreign currency
  translation adjustment                                         (183)                  (145)
         Total Stockholders' Equity                             6,611                  6,840
                                                                -----                  -----
         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                              $13,387                $13,497
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



Date: August 12, 1998