Form 10QSB
period 1998-06-30
MENTORTECH INC
filed 1998-08-14
CIK 827053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

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

As of August 13, 1998, the Issuer had 3,446,163 shares of Common Stock, par value $.01, outstanding.

       Transitional Small Business Disclosure Format (check one): Yes No X

                                 MENTORTECH INC.

                                   Form 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information

Item 1. Financial Statements

         Consolidated Balance Sheets at June 30, 1998 and
           December 31, 1997                                                 3

         Consolidated Statements of Operations for the three and
           six months ended June 30, 1998 and 1997                           5

         Consolidated Statement of Cash Flows for the six months
           ended June 30, 1998 and 1997                                      6

         Notes to Consolidated Financial Statements                          8

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Shareholders                    14

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  16

                        MENTORTECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          June 30, 1998                December 31, 1997
                                                          -------------                -----------------
                                                           (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                                  $   491                          $ 1,659
Accounts receivable                                          4,382                            3,503
Prepaid expenses                                               573                              351
Inventory                                                       33                               34
                                                            ------                           ------
         Total current assets                                5,479                            5,547
                                                            ------                           ------

Property and Equipment:
Property and equipment                                       4,347                            3,900
Accumulated depreciation
  and amortization                                          (1,862)                          (1,536)
                                                           -------                          -------
         Total property and equipment                        2,485                            2,364
                                                           -------                          -------

Other Assets:
Other assets, net                                              420                              585
Goodwill (net of accumulated amortization
       of $568 in 1998 and $446 in 1997)                     4,807                            5,001
                                                             -----                            -----
         TOTAL ASSETS                                      $13,191                          $13,497
                                                            ======                           ======












          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                 (in thousands)


                                                                June 30, 1998            December 31, 1997
                                                                -------------            -----------------
                                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                             $2,769                      $ 2,831
Deferred revenue                                                   2,136                        2,155
Loans payable - others - current portion                             592                          601
Loans payable - affiliate - current portion                          182                          102
Capital equipment obligations                                         --                            5
                                                                  ------                       ------
            Total current liabilities                              5,679                        5,694

Other Liabilities:
Loans payable                                                         --                          136
Accounts payable - long term                                         255                          271
Other liabilities                                                    690                          556
                                                                   -----                        -----
            Total liabilities                                      6,624                        6,657
                                                                   -----                        -----

Stockholders' Equity:
Common stock                                                          34                           34
Additional paid in capital - common stock                          8,698                        8,722
Accumulated deficit                                               (1,901)                      (1,771)
Cumulative foreign currency translation adjustment                  (264)                        (145)
                                                                  ------                       ------
            Total Stockholders' Equity                             6,567                        6,840
                                                                   -----                        -----
            TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                              $13,191                      $13,497
                                                                 =======                      =======










          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except for per share data)

                                            Three Months Ended                   Six Months Ended
                                                 June 30,                            June 30,
                                           ----------------------              ----------------------
                                           1998              1997              1998              1997
                                           ----              ----              ----              ----
                                                                   (unaudited)

Revenues                                  $5,160            $4,420           $10,132           $8,687
Cost of revenues                           3,215             2,746             6,343            5,375
                                          ------            ------           -------           ------
Gross profit                               1,945             1,674             3,789            3,312

Selling and marketing                        892               686             1,716            1,205
General and administrative                   975               800             2,080            1,789
Research and development                      --               127                --              230
                                          ------             -----            ------           ------
Operating income (loss)                       78                61                (7)              88
Gain on sale of subsidiary                    --                16                --               27
Financial income (expense), net              (41)              (69)             (123)             (97)
                                            ----              ----             -----              ---

Net income (loss)                          $  37             $   8            $ (130)           $  18
                                            ====              ====             =====             ====
Net income (loss) per share
  Basic                                    $ .01             $.002            $ (.04)          $ .005
                                            ====              ====             =====            =====
  Diluted                                  $ .01             $.002            $ (.03)          $ .005
                                            ====              ====             ======           =====

Number of shares used in computing
      net income (loss) per share
  Basic                                    3,446             3,446             3,446            3,446
                                           =====             =====             =====            =====
  Diluted                                  3,866             3,834             3,866            3,834
                                           =====             =====             =====            =====









          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                 Six Months Ended
                                                                                    June 30,
                                                                          ---------------------------
                                                                          1998                   1997
                                                                          ----                   ----
                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) for the period                                        $(130)                $   18

 Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities
   Depreciation and amortization                                           520                    366
   Increase (decrease) in accrued severance pay,  net                       (8)                    41
   Increase in trade receivables                                          (879)                  (199)
   Decrease (increase) in prepaid expenses                                (222)                   211
   Decrease in other receivables                                            --                    154
   Decrease in other assets                                                165                     79
   Decrease in inventories                                                   1                     65
   Increase (decrease) in related parties                                   80                   (452)
   Decrease in deferred revenue                                            (19)                  (125)
   Increase in deferred income taxes                                        --                    (72)
   Capital gain                                                             --                     (2)
   Decrease in accounts payable and accrued expenses                       (78)                  (594)
                                                                           ----                  -----
         Net cash (used in) operating activities                          (570)                  (510)
                                                                           ---                    ---

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (576)                  (657)
   Proceeds from sales of property and equipment                           129                     35
   Purchase of subsidiary                                                   --                    (45)
   Cash acquired in acquisition                                             --                  1,217
                                                                        ------                  -----
         Net cash (used in) provided by investing
            activities                                                    (447)                   550
                                                                        ------                  -----








          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (in thousands)


                                                                                                Six Months Ended
                                                                                                   June 30,
                                                                                            ----------------------
                                                                                            1998             1997
                                                                                            ----             ----
                                                                                                 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital equipment obligation repayments                                                  $   (5)           $ (52)
 Decrease in loans payable                                                                    --             (480)
 Additional costs of issuance of common stock                                                (24)              --
 Increase in short-term bank credit                                                           (3)             331
                                                                                             ---
         Net cash provided by (used in) financing activities                                 (32)            (201)
                                                                                            ----            -----

 Net (decrease) in cash and cash equivalents                                              (1,049)            (161)
 Effect of exchange rate changes on cash
   and cash equivalents                                                                     (119)              --

 Cash and cash equivalents at the beginning of the period                                  1,659              282
                                                                                          ------             ----

 Cash and cash equivalents at the end of the period                                         $491             $121
                                                                                          ======           ======

 Supplemental disclosure of cash flow information:
 Cash paid during the period for
         Income taxes                                                                       $  3             $ 28
         Interest                                                                           $123             $ 98
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

                        MENTORTECH INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Interim Financial Statements

     The accompanying financial information is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments)  necessary  to present  fairly the  Company's  financial  position, operating results and cash flows for those periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulation of the Securities and Exchange Commission. See Management's Discussion and Analysis and Financial Reporting. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997. Results for the interim period are not necessarily indicative of results for the entire year.


Note 4.  Accounting Policy

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid instruments with maturity of one year or less when purchased to be cash equivalents.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which are subject to risks and uncertainties. Actual results could differ materially from the forward-looking statements in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report. The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

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

     In October 1997, the Company acquired the assets of GLTN Computer Consultants, Inc., a Long Island, New York, ILT training company in consideration of $130,000 and the issuance of 15,909 shares of Common Stock. On March 3, 1998, an 8 for 1 reverse stock split of the Company's Common Stock was effectuated.

Financial Reporting

     The unaudited financial statements for the three and six months ended June 30, 1997 included in this report reflect the operations of Sivan and Mashov CBT (currently operating through Mentortech TBT) for such periods and the operations of PCE U.S. and Mentortech TBT (formerly PC Etcetera Israel) since February 13, 1997, the date of the stock purchase transaction. All per share data have been revised to reflect an 8 for 1 reverse stock split that was effectuated on March 3, 1998.

Three and six months ended June 30, 1998 as compared to three and six months ended June 30, 1997.

     Revenues. The Company's revenues are derived from instructor-led training ("ILT") services, contractual consulting and staff augmentation services, and technology-based training

("TBT") product sales. The Company's ILT revenues are recognized over the life of the training course. Franchise revenues from centers operating with the Sivan trade name in Israel and utilizing Sivan's training materials are included in ILT revenues. Contract consulting and staff augmentation revenues are recognized as the services are performed. TBT revenues are recognized upon shipment of the software provided that no significant vendor obligations remain and collection of the related receivable is probable. The Company's refund policy provides that dissatisfied trainees may either attend the same course without charge or the trainee's employer may request a full refund. An allowance for refunds has not been established, because historically minimal refunds have been issued. Retakes of a course are provided on a seat available basis. Accordingly, the Company believes that it does not incur any financial exposure with respect to such retakes.

     The Company's revenues for the three months ended June 30, 1998 increased 17% to $5.2 million from $4.4 million in the comparable 1997 period. Revenues for the six months ended June 30, 1998 also rose 17% to $10.1 million from $8.7 million for the six months ended June 30, 1997. Sivan's ILT revenues increased by $480,000 and $1.0 million respectively, for the three and six months ended June 30, 1998 to $3.1 million and $6.5 million compared to $2.6 million and $5.5 million for the same periods in 1997. The increase in Sivan's revenues in 1998 was due primarily to its success in offering more profitable technical courses as well as an increase in the number of vocational courses offered. TBT revenues for the three and six months ended June 30, 1998 were $241,000 and $359,000, respectively, compared to $183,000 and $438,000 for the same periods in 1997.

     The revenues of the Company's U.S. operation were $1.7 million and $3.2 million for the three and six months ended June 30, 1998. This represents no change for the three months ended June 30, 1998 and a decrease of 4% compared to revenues of $1.7 million and $3.4 million, respectively, for the three and six months ended June 30, 1997. Consulting revenues for the New York metropolitan area totaled $1.0 million and $2.0 million for the three and six months ended June 30, 1998, a decline of 15% and 19%, respectively, compared to revenues of $1.1 million and $2.5 million for the three and six months ended June 30, 1997. The decrease in consulting revenues is primarily due to increased competition and the completion of assignments performed by the Company.

     The Company experienced growth in the ILT business in the United States in 1998. Revenues for the three and six months ended June 30, 1998 rose to $746,000 and $1.2 million, respectively, which represents increases of 6% and 5%, respectively, when compared to revenues of $474,000 and $919,000 for the same periods in 1997. Management attributes the increase in ILT revenues to the adoption of new messaging systems by its clients which resulted in increased demand for training. The Company's U.S. operation had anticipated that the release of a new application software entitled Office 97 would have a positive impact on ILT revenues in previous periods. Management believes that this transition has begun.

     The Company's U.S. operation is pursuing a move into the higher end training market as many organizations require certification training for Microsoft and Lotus back office applications and operating systems. Management believes that this higher technical training environment will have a better synergy with the U.S. operation's consulting business. The U.S. operation has been authorized as a Lotus Authorized Education Center, and its status has been upgraded to Premium Business partner and has received Microsoft Authorized Technical Education Center status.

     The cost of ILT revenues consists primarily of the expenses of instructors, classroom space costs as well as depreciation of classroom equipment. Cost of revenues for consulting services consists primarily of the labor costs of the consultants performing the work at clients' facilities. Cost of revenues for TBT revenues include packaging and manufacturing costs of the products as well as design expenses for custom TBT projects. Cost of revenues for the Company was 62% and 63% of revenues for the three and six months ended June 30, 1998, respectively, compared to 62% and 62% of revenues for the three and six months ended June 30, 1997. Cost of revenues for Sivan was 61% and 58%, respectively, for the three and six months ended June 30, 1998 compared to 59% of revenues for the three and six months ended June 30, 1997. Cost of revenues for the U.S. operation was 64% and 70%, respectively, for the three and six months ended June 30, 1998, compared to 69% and 70% for the same periods of 1997. During the second quarter of 1998, the Company reduced its fixed costs. Management expects a significant reduction in the cost of goods sold as a percentage of sales for the remainder of 1998.

     Sales and marketing expenses consist primarily of costs relating to promotion, advertising, trade shows and exhibitions. Such expenses also include compensation of sales support, travel and related expenses. Sales and marketing expenses increased by $206,000 and $511,000 to $892,000 and $1.7 million, respectively, for the three and six months ended June 30, 1998 from $686,000 and $1.2 million for the three and six months ended June 30, 1997. Sales and marketing expenses in Israel totaled $589,000 and $1.0 million for the three and six months ended June 30, 1998 as compared to $491,000 and $884,000 for the three and six months ended June 30, 1997. Sales and marketing expenses in the U.S. totaled $306,000 and $703,000 for the three and six months ended June 30, 1998, up from $195,000 and $396,000 for the comparable periods of 1997.

     General and administrative expenses include compensation costs for administration, finance and general management personnel and office maintenance and administrative costs. General and administrative costs for the Company increased to $1.0 million and $2.1 million, respectively, for the three and six months ended June 30, 1998, from $800,000 and $1.8 million, respectively, for the three and six months ended June 30, 1997. General and administrative expenses were $673,000 for the U.S. operation and $1.4 million for Sivan for the six months ended June 30, 1998. Management is continuing its efforts to reduce general and administrative expenses. In the United States, all duplicate administrative functions arising from the acquisition of GLTN have been eliminated.

     Research and development expenses consist primarily of salaries of the employees who are engaged in ongoing research and development activities of TBT materials and other related costs. Research and development expenses amounted to $127,000 and $230,000, respectively, for the three and six months ended June 30, 1997. Due to a change in Accounting Principles in Israel, the Company can no longer charge expenses to research and development without a permit from the Israeli Government's Chief Scientist. Management has decided not to apply for such permit.

     As a result of the foregoing, the Company had operating income of $78,000 and an operating loss of $7,000, respectively, for the three and six months ended June 30, 1998 compared to operating income of $61,000 and $88,000, respectively, for the comparable periods of 1997. Management has devoted substantial efforts to an aggressive cost containment plan. Management believes once the cost containment plan is fully implemented, the Company's increased investment in sales and marketing will permit the Company to attain profitability in 1998.

     Interest expenses, net, consists primarily of bank charges and interest expenses offset by interest income. Interest expenses were $41,000 and $123,000 for the three and six month periods ended June 30, 1998 as compared to $69,000 and $97,000 in the comparable periods in 1997.

     Sivan's operations had net income of $449,000 in 1998 compared to a net loss of $92,000 in 1997. The Company's U.S. operation incurred a loss of $390,000 during the six months ended June 30, 1998 and Mentortech TBT incurred a loss of $189,000. As a result of the foregoing, the Company had net income of $37,000 for the three months ended June 30, 1998 and a net loss of $130,000 for the six months ended June 30, 1998 as compared to net income of $8,000 and $18,000 for the three and six month periods ended June 30, 1997.

Liquidity and Capital Resources

     At June 30, 1998, the Company had cash and cash equivalents of approximately $500,000 and a working capital deficiency of $200,000 compared to cash and cash equivalents of approximately $1.7 million and a working capital deficiency of approximately $150,000 at December 31, 1997.

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

     In 1997, the Company obtained an oral commitment from its Israeli bank to provide Sivan up to $1.1 million in working capital loans. As of June 30, 1998, Sivan had borrowed approximately $700,000 from such bank.

     The Company's operating activities used approximately $570,000 net cash in the six months ended June 30, 1998. Accounts receivable increased by approximately $879,000 during the same period. This increase was due primarily to higher accounts receivable due to the increase in sales volume. Accounts payable and accrued expenses decreased by $78,000 during the same period. The Company's investing activities used approximately $447,000, primarily for the purchase of fixed assets.

     Based on its improved financial condition, a working capital loan commitment and cash expected to be generated from operations, the Company believes that it has sufficient working capital to fund its operational and capital requirements through 1998. The Company does not have any material capital commitments for 1998. To the extent the Company increases the scope of its activities significantly, it may be required to obtain additional financing.

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

     None.

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

_____________________

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



Date: August 14, 1998

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