Form 10QSB/A
period 1998-03-31
MENTORTECH INC
filed 1998-09-29
CIK 827053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2

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

                        MENTORTECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except for per share data)

                                                          For the three months ended March 31,
                                                          ------------------------------------
                                                            1998                        1997
                                                            ----                        ----
                                                                      (unaudited)
Revenues                                                   $4,972                      $4,267
Cost of revenues                                            3,128                       2,629
                                                            -----                      ------
Gross profit                                                1,844                       1,638

Selling and marketing                                         824                         519
General and administrative                                  1,105                         989
Research and development                                        0                         103
                                                              ---                         ---
Operating  income (loss)                                      (85)                         27
                                                              ---                         ---

Gain on sale of subsidiary                                      0                          11
Financial expense, net                                         82                          28
                                                              ---                         ---

Net income (loss)                                           $(167)                        $10
                                                            =====                         ===

Net income (loss) per share
                  Basic                                    ($0.05)                     $0.004
                                                           ======                      ======
                  Diluted                                  ($0.05)                     $0.004
                                                           ======                      ======

Number of shares used in computing net
   income (loss) per share
                  Basic                                     3,446                       2,698
                                                            =====                       =====
                  Diluted                                   3,446                       2,698
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



Date: September 28, 1998

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