Form 10QSB/A
period 1998-06-30
MENTORTECH INC
filed 1998-09-29
CIK 827053

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

                        MENTORTECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except for per share data)

                                            Three Months Ended                   Six Months Ended
                                                 June 30,                            June 30,
                                           ----------------------              ----------------------
                                           1998              1997              1998              1997
                                           ----              ----              ----              ----
                                                                   (unaudited)

Revenues                                  $5,160            $4,420           $10,132           $8,687
Cost of revenues                           3,215             2,746             6,343            5,375
                                          ------            ------           -------           ------
Gross profit                               1,945             1,674             3,789            3,312

Selling and marketing                        892               686             1,716            1,205
General and administrative                   975               800             2,080            1,789
Research and development                      --               127                --              230
                                          ------             -----            ------           ------
Operating income (loss)                       78                61                (7)              88
Gain on sale of subsidiary                    --                16                --               27
Financial income (expense), net              (41)              (69)             (123)             (97)
                                            ----              ----             -----              ---

Net income (loss)                          $  37             $   8            $ (130)           $  18
                                            ====              ====             =====             ====
Net income (loss) per share
  Basic                                    $ .01             $.002            $ (.04)          $ .005
                                            ====              ====             =====            =====
  Diluted                                  $ .01             $.002            $ (.04)          $ .005
                                            ====              ====             ======           =====

Number of shares used in computing
      net income (loss) per share
  Basic                                    3,446             3,446             3,446            3,446
                                           =====             =====             =====            =====
  Diluted                                  3,866             3,834             3,446            3,834
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