Form 10QSB
period 1998-09-30
MENTORTECH INC
filed 1998-11-13
CIK 827053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

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


As of November 13, 1998, the Issuer had 3,578,208 shares of Common Stock, par value $.01, outstanding.

       Transitional Small Business Disclosure Format (check one): Yes No X

                                 MENTORTECH INC.

                                   Form 10-QSB

                                      INDEX

                                                                         Page
                                                                         ----

Part I - Financial Information

Item 1. Financial Statements

    Consolidated Balance Sheets at September 30, 1998 and
      December 31, 1997                                                   3

    Consolidated Statements of Operations for the three and
      nine months ended September 30, 1998 and 1997                       5

    Consolidated Statement of Cash Flows for the nine months
      ended September 30, 1998 and 1997                                   6

    Notes to Consolidated Financial Statements                            8

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 9

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Shareholders                 14

Item 6.  Exhibits and Reports on Form 8-K                                14

Signatures                                                               16

                        MENTORTECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                          September 30, 1998          December 31, 1997
                                          ------------------          -----------------
                                             (unaudited)
ASSETS

Current Assets:

Cash and cash equivalents                        $   85                       $1,659

Accounts receivable                               4,424                        3,503

Prepaid expenses                                  1,177                          351

Inventory                                            80                           34
                                                 ------                       ------

         Total current assets                     5,766                        5,547
                                                 ------                       ------



Property and Equipment:

Property and equipment                            4,506                        3,900

Accumulated depreciation
  and amortization                               (2,024)                      (1,536)
                                                -------                      -------

         Total property and equipment             2,482                        2,364
                                                -------                      -------



Other Assets:

Other assets, net                                   416                          585

Goodwill (net of accumulated amortization
       of $780 in 1998 and $446  in 1997)         4,668                        5,001
                                                  -----                        -----
         TOTAL ASSETS                           $13,332                      $13,497
                                                 ======                       ======












          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                 (in thousands)



                                                    September 30, 1998      December 31, 1997
                                                    ------------------      -----------------
                                                       (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable and accrued expenses                      $2,911            $ 2,831

Deferred revenue                                            2,128              2,155

Loans payable - others - current portion                      978                601

Loans payable - affiliate - current portion                   149                102

Capital equipment obligations                                  --                  5
                                                           ------             ------

            Total current liabilities                       6,166              5,694



Other Liabilities:
Accrued Severance Pay                                         518                556

Accounts payable - long term                                  277                271

Other liabilities                                             134                136
                                                            -----               ----
                                                            7,095              6,657
                                                            -----              -----
            Total liabilities



Stockholders' Equity:

Common stock                                                   34                 34

Additional paid in capital - common stock                   8,638              8,722

Accumulated deficit                                        (2,029)            (1,771)

Cumulative foreign currency translation adjustment           (406)              (145)
                                                           ------             ------

            Total Stockholders' Equity                      6,237              6,840
                                                            -----              -----

            TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                       $13,332            $13,497
                                                          =======            =======










          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except for per share data)


                                                  Three Months Ended                 Nine Months Ended
                                                     September 30                      September 30,
                                                     ------------                      -------------
                                                 1998              1997             1998             1997
                                                 ----              ----             ----             ----
                                                                      (unaudited)

Revenues                                        $4,650           $4,396           $14,782          $13,083

Cost of revenues                                 2,984            2,730             9,327            8,105
                                                ------           ------           -------           ------

Gross profit                                     1,666            1,666             5,455            4,978



Selling and marketing                              770              750             2,486            1,955

General and administrative                         975              981             3,055            2,770

Research and development                            --              110                --              340
                                                ------            -----            ------           ------

Operating (loss)                                   (79)            (175)              (86)             (87)

Gain on sale of subsidiary                          --               17                --               44

Financial (expense), net                           (49)             (39)             (172)            (136)
                                                  ----             ----             -----             ----



Net  (loss)                                      $(128)         $  (197)           $ (258)         $  (179)
                                                 =====          =======            ======          =======

Net (loss) per share

  Basic and Diluted                              $(.04)           $(.08)            $(.07)           $(.09)
                                                 =====           ======             =====            =====



Number of shares used in computing
net  (loss) per share

  Basic and Diluted                              3,446            2,395             3,446            2,048
                                                 =====            =====             =====            =====









          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                       -------------
                                                                                1998                   1997
                                                                                ----                   ----
                                                                                       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss) for the period                                                     $(258)                 $(179)


 Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities
                                                                                 821                    674
   Depreciation and amortization
                                                                                 (38)                    94
   Increase (decrease) in accrued severance pay, net
                                                                                (922)                  (121)
   Increase in trade receivables
                                                                                (826)                  (105)
   Decrease (increase) in prepaid expenses
                                                                                   0                     56
   Decrease in other receivables
                                                                                 169                      0
   Decrease in other assets
                                                                                 (46)                    55
   Decrease in inventories
                                                                                                       (410)
   Increase (decrease) in related parties
                                                                                 (27)                   110
   Decrease in deferred revenue
                                                                                   0                    (73)
   Increase in deferred income taxes
                                                                                   1                      5
   Capital gain
                                                                                  84                   (198)
   Decrease in accounts payable and accrued expenses


         Net cash (used in) operating activities                              (1,042)                  (612)


CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                (729)                  (908)
   Purchase of property and equipment
                                                                                 123                     71
   Proceeds from sales of property and equipment
                                                                                                        (45)
   Purchase of subsidiary
                                                                                                      1,217
   Cash acquired in acquisition

         Net cash (used in) provided by investing                               (606)                   335
            activities






          See accompanying notes to consolidated financial statements.

                        MENTORTECH INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (in thousands)


                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                                 -------------
                                                                                            1998             1997
                                                                                            ----             ----
                                                                                                (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

 Capital equipment obligation repayments                                                  $   (5)           $ (37)
                                                                                                             (480)
 Decrease in loans payable                                                                    47
                                                                                                              (69)
 Additional costs of issuance of common stock                                                (84)
                                                                                             377              629

 Increase in short-term bank credit
                                                                                             335               43
         Net cash provided by (used in) financing activities


                                                                                          (1,313)            (234)
 Net (decrease) in cash and cash equivalents

 Effect of exchange rate changes on cash                                                    (261)             (20)
   and cash equivalents


                                                                                           1,659              288
 Cash and cash equivalents at the beginning of the period


                                                                                             $85              $34
 Cash and cash equivalents at the end of the period



 Supplemental disclosure of cash flow information:

 Cash paid during the period for
                                                                                               3               38
         Income taxes

         Interest                                                                            192               88

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


Note 2.  Accounting Policy

For purposes of the Statements of Cash Flows, the Company considers all highly liquid instruments with maturity of one year or less when purchased to be cash equivalents

Note 3.  Subsequent Events

On October 28, 1998 Mashov Computer Marketing Ltd. exercised warrants to purchase 132,045 shares of the Company's common stock. The Company received gross proceeds of $580,998.

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

     In addition, the name of the Company's wholly-owned subsidiary, Mashov C.B.T., Ltd., was changed to Mentortech Systems, Ltd. ("Mentortech Systems"). All reporting and results for Mentortech Systems have been included in the financial statements of the Company's Israeli operations.

Financial Reporting

     The unaudited financial statements for the three and nine months ended September 30, 1997 included in this report reflect the operations of Sivan and Mentortech Systems for such periods and the operations of PCE U.S. and Mentortech TBT (formerly PC Etcetera Israel) since February 13, 1997, the date of the stock purchase transaction. All per share data have been revised to reflect an 8 for 1 reverse stock split that was effectuated on March 3, 1998.

Three and nine months ended September 30, 1998 as compared to three and nine months ended September 30, 1997.

     Revenues. The Company's revenues are derived from instructor-led training ("ILT") services, contractual consulting and staff augmentation services, and technology-based training ("TBT") product sales. The Company's ILT revenues are recognized over the life of the training course. Franchise fees from centers operating with the Sivan trade name in Israel and utilizing Sivan's training materials are included in ILT revenues. Contract consulting and staff augmentation revenues are recognized as the services are performed. TBT revenues are recognized upon shipment of the software provided that no significant vendor obligations remain and collection of the related receivable is probable. The Company's refund policy provides that dissatisfied trainees may either attend the same course without charge or the trainee's employer may request a full refund. An allowance for refunds has not been established, because historically minimal refunds have been issued. Retakes of a course are provided on a seat available basis. Accordingly, the Company believes that it does not incur any financial exposure with respect to such retakes.

     The Company's revenues for the three months ended September 30, 1998 increased 6% to $4.7 million from $4.40 million in the comparable 1997 period. Revenues for the nine months ended September 30, 1998 also rose 13% to $14.78 million from $13.08 million for the nine months ended September 30, 1997. Sivan's ILT revenues increased by $0.27 and $1.08 million respectively, for the three and nine months ended September 30, 1998 to $3.17 million and $9.70 million compared to $2.90 million and $8.62 million for the same periods in 1997. The increase in Sivan's revenues in 1998 was due primarily to its success in offering more high-end technical courses as well as an increase in the number of vocational courses offered. TBT revenues for the three and nine months ended September 30, 1998 were $0.26 and $.062, respectively, compared to $0.02 and $.011 for the same periods in 1997.

     The revenues of the Company's U.S. operation were $1.23 million and $4.46 million for the three and nine months ended September 30, 1998. This represents a decrease of $0.22 million or 15% for the three months ended September 30, 1998 as compared to the same period in 1997. Revenues for the nine months ended September 30, 1998, which totaled $4.46 million, represents a 7% decline from the same period in 1997. Consulting revenues for the New York metropolitan area totaled $0.67 million and $2.69 million for the three and nine months ended September 30, 1998, a decline of 24% and 36%, respectively, compared to revenues of $1.1 million and $3.6 million for the three and nine months ended September 30, 1997. Management has made a substantial effort to reverse the declining trend in revenue. During the third quarter of 1998 the Company recruited a President of the Consulting Services Division. The new CSD President joined the Company with a team of four additional employees. Management expects CSD revenues to increase substantially in the fourth quarter.

     The Company experienced growth in the ILT business in the United States in 1998. Revenues for the three and nine months ended September 30, 1998 rose to $0.56 and $1.77 million, respectively, which represents increases of 42% when compared to revenues of $0.40 and $1.2 million for the same periods in 1997. Management attributes the increase in ILT revenues to the adoption of new operating systems by its clients which resulted in increased demand for training. The Company's U.S. operation had anticipated that the release of a new application software entitled Office 97 would have a positive impact on ILT revenues in previous periods. Management believes that this transition has begun.

     The Company's U.S. operation is also pursuing a move into the higher end training market as many organizations require certification training for Microsoft and Lotus back office applications and operating systems. Management believes that this higher technical training environment will have a better synergy with the U.S. operation's consulting business. The U.S. operation has been authorized as a Lotus Authorized Education Center, and its status has been upgraded to Premium Business partner and has received Microsoft Authorized Technical Education Center status.

     The cost of ILT revenues consists primarily of the expenses of instructors, classroom space costs as well as depreciation of classroom equipment. Cost of revenues for consulting services consists primarily of the labor costs of the consultants performing the work at clients' facilities. Cost of revenues for TBT revenues include packaging and manufacturing costs of the products as well as design expenses for custom TBT projects. Cost of revenues for the Company was 64% and 63% of revenues for the three and nine months ended September 30, 1998, respectively, compared to 62% of revenues for the three and nine months ended September 30, 1997. Cost of revenues for Sivan was 60% and 58%, respectively, for the three and nine months ended September 30, 1998 compared to 54% and 58% of revenues for the three and nine months ended September 30, 1997. Cost of revenues for the U.S. operation was 62% and 68%, respectively, for the three and nine months ended September 30, 1998, compared to 76% and 72% for the same periods of 1997. The Company has decreased its cost of revenues relative to increased sales. During the third quarter of 1998, the Company further reduced its fixed costs through lease negotiations with its landlords. Management expects a significant reduction in the cost of goods sold as a percentage of sales for the remainder of 1998.

     Sales and marketing expenses consist primarily of costs relating to promotion, advertising, trade shows and exhibitions. Such expenses also include compensation of salespeople, support staff, travel and related expenses. Sales and marketing expenses increased slightly by $20,000 or 3% and by $531,000 or 27% to $0.77million and $2.49 million, respectively, for the three and nine months ended September 30, 1998 from $0.75 million and $1.96 million for the three and nine months ended September 30, 1997. Sales and marketing expenses in Israel totaled $0.60 and $1.494 million for the three and nine months ended September 30, 1998 as compared to $0.53 and $1.44 for the three and nine months ended September 30, 1997. Sales and marketing expenses in the U.S. totaled $0.21 and $1.01 million for the three and nine months ended September 30, 1998, up from $0.26 and $0.66 million for the comparable periods of 1997. Management believes the increased revenues are a result of the increased sales and marketing expenses.


     General and administrative expenses include compensation costs for administration, finance and general management personnel and office maintenance and administrative costs. General and administrative costs for the Company showed a slight decrease to $0.98 million for the three months ended September 30, 1998 from $0.98 for the three months ended September 30, 1997. General and administrative expenses increased to $3.055 million for the nine months ended September 30, 1998 compared to $2.77 million, for the nine months ended September 30, 1997. General and administrative expenses were $0.92 million for the U.S. operations during the first three quarters of 1998, a reduction of 16% compared to the comparable period in 1997 and $2.06 million for Sivan for the nine months ended September 30, 1998 an increase decrease of 22% from 1997. Management is continuing its efforts to reduce general and administrative expenses. In the United States, all duplicate administrative functions arising from the acquisition of GLTN have been eliminated.

     Research and development expenses had consisted primarily of salaries of the employees engaged in ongoing research and development activities of TBT materials and other related costs. Research and development expenses amounted to $0.11 and $0.34 respectively, for the three and nine months ended September 30, 1997. Thereafter, the Company now believes that all of this work is now directed to client projects and thus is included in cost of sales. Due to a change in Accounting Principles in Israel, the Company no longer charges expenses to research and development without a permit from the Israeli Government's Chief Scientist. Management has decided not to apply for such permit.

     As a result of the foregoing, the Company had operating losses of $79,000 and $86,000 respectively, for the three and nine months ended September 30, 1998 compared to operating losses of $175,000 and $87,000, respectively, for the comparable periods of 1997. Management has devoted substantial efforts to an aggressive cost containment plan. Management believes once the cost containment plan is fully implemented, the Company's increased investment in sales and marketing will permit the Company to return to profitability.

     Interest expenses, net, consists primarily of bank charges and interest expenses offset by interest income. Interest expenses were $49,000 and $172,000 for the three and nine month periods ended September 30, 1998 as compared to $39,000 and $136,000 in the comparable periods in 1997.

     Sivan's operations had net income of $0.43 million in 1998 compared to a net loss of $0.05 million in 1997. The Company's U.S. operation incurred a loss of $0.48 million during the nine months ended September 30, 1998 and Mentortech TBT incurred a loss of $0.21. As a result of the foregoing, the Company had net loss of $128,000 and of $258,000 for the three and nine months ended September 30, 1998 as compared to net loss of $197,000 and $179,000 for the three and nine month periods ended September 30, 1997.

Liquidity and Capital Resources

     At September 30, 1998, the Company had cash and cash equivalents of approximately $85,000 and a working capital deficiency of $400,000 compared to cash and cash equivalents of approximately $1.66 million and a working capital deficiency of approximately $78,000 at December 31, 1997.

     The Company completed a private placement of securities in December 1997, wherein it issued and sold 511,364 shares of Common Stock and warrants to purchase 255,682 shares of Common Stock. The Company obtained net proceeds of approximately $2 million from the private placement. The Company's financial position was further improved by Mashov's conversion of $1,162,000 of debt into 264,090 shares of Common Stock and warrants to purchase 132,045 shares of Common Stock offset by the losses incurred.


     On October 28, 1998 Mashov Computers Marketing Ltd. exercised warrants to purchase 132,045 shares of the Company's common stock. The Company received $580,998 as a result of this transaction which will be reflected in Q4 financial statements.

     In 1997, the Company obtained an oral commitment from its Israeli bank to provide Sivan up to $1.1 million in working capital loans. As of September 30, 1998, Sivan had borrowed approximately $954,000 from such bank.

     The Company's operating activities used approximately $1.04 million net cash in the nine months ended September 30, 1998. Accounts receivable increased by approximately $0.92 million and prepaid expenses increased by $0.826 million during the same period. This increase was due primarily to higher accounts receivable due to the increase in sales volume. Accounts payable and accrued expenses decreased by $0.08 million during the same period. Prepaid expenses increased by $0.83 million in part due to some systems and Consulting Services Division investments in the US and advance payments in Israel. The Company's investing activities used approximately $606,000 primarily for the purchase of fixed assets.

     Based on the working capital loan commitment and the exercise of warrants and subsequent cash received, the Company believes that it has sufficient
working   capital  to  fund  its  current  level  of  operational   and  capital
requirements through 1999. The Company does not have any material capital commitments for 1999. To the extent the Company increases the scope of its activities significantly, it may be required to obtain additional financing.

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

The Company has completed an assessment and is in the process of modifying and replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $75,000. The Company has incurred costs of approximately $45,000 to date.

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

3.4  By-Laws (4)

10.1 Lease for premises situated at 462 Seventh Avenue, 4th Floor, New York, New York (5)

10.2 1997 Stock Option Plan (6)

10.3 Employment Agreement of Roy Machnes (7)

10.4 Employment Agreement of Elan Penn (7)

10.5 Employment Agreement of Terry I. Steinberg (7)

27   Financial Data Schedule

_______________
(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference thereto, as amended by document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.

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

(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and hereby incorporated by reference thereto.

(7) Filed as a "Related Agreement" to the Stock Purchase Agreement, which Related Agreement was filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.



Reports on Form 8-K.

     No Current Reports on Form 8-K have been filed since September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MENTORTECH, INC.



                                By:/s/Roy Machnes
                                ------------------
                                   Roy Machnes
                                   President and Chief Executive Officer



                                By:/s/Matthew L. Root
                                --------------------
                                   Matthew L. Root
                                   Chief Financial Officer



Date: November 13, 1998

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

3.4  By-Laws (4)

10.1 Lease for premises situated at 462 Seventh Avenue, 4th Floor, New York, New York (5)

10.2 1997 Stock Option Plan (6)

10.3 Employment Agreement of Roy Machnes (7)

10.4 Employment Agreement of Elan Penn (7)

10.5 Employment Agreement of Terry I. Steinberg (7)

27   Financial Data Schedule

_______________
(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and hereby incorporated by reference thereto, as amended by document filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.

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

(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and hereby incorporated by reference thereto.

(7) Filed as a "Related Agreement" to the Stock Purchase Agreement, which Related Agreement was filed as an exhibit to the Company's Current Report on Form 8-K for an event dated February 13, 1997 and hereby incorporated by reference thereto.