Form 10KSB
period 1998-12-31
MENTORTECH INC
filed 1999-04-15
CIK 827053

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                         Commission File Number: 333-64623

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

                                                   Yes [X] No[  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's  revenues for its most recent  fiscal year:  $19,951,000
The aggregate market value of the voting stock held by non-affiliates computed, as of March 25,1999 was: 4,066,187(using the average of the bid and ask price)

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,578,208 shares outstanding as of March 25, 1999

Transitional Small Business Disclosure Format                 Yes ___  No X

                                     PART I


Item 1.  Description of Business.

General

     Mentortech Inc. (the "Company") develops and offers instructor-led training ("ILT") and technology-based training ("TBT") courses for information technology professionals and end-users and also provides consulting services in both the State of Israel and the New York tri-state area, primarily to large business and public sector organizations. The Company's ILT programs include a wide range of introductory and advanced classes in operating systems (including Windows 98, Windows NT, UNIX and Netware), programming languages (including C, C++ and COBOL), databases (including Oracle and MS SQL Server), communication software, integrated software packages, computer graphics, desktop publishing, and groupware products, (including Outlook clients, Exchange Server and Lotus Notes). In Israel the Company offers an extensive curriculum, including courses in information technology ("IT") vocational training which provide full change of career opportunities for individuals seeking to become IT professionals. The Company's TBT software line includes offerings on Lotus Notes, Microsoft Office, and other end-user titles. The Company's Consulting Services Division ("CSD") provides short to medium term technical consulting to large and mid-sized corporations in the Northeast region of the U.S. No single client accounts for more than 10% of the Company's revenues.

     The Company has been authorized as a training center by a number of software developers, including Microsoft (US and Israel), Novell (in Israel only), Autocad (in Israel only), Corel, Apple, Lotus (in the United States only) and Magic. The Company offers an extensive curriculum of Microsoft courses under its Microsoft Certified Technical & Education Center Authorization, and Lotus Notes courses under the Company's Lotus Premium Partner and Lotus Authorized Education Center ("LAEC") Status. The authorization status allows the Company to purchase training manuals from the software publishers and offer official vendor courses.

     The Company develops and offers TBT programs for use in conjunction with some of its ILT classes. The Company supplies TBT programs on floppy disks and compact disks for stand-alone PC's, as well as LANs, WANs, Intranets, and the Internet via InterTrainer. The Company develops custom TBT projects for large corporations. These custom TBT titles assist corporations in the training and integration of internal applications and other non-IT related training topics.

     The Company's CSD is responsible for identifying and providing computer personnel, on a temporary basis, to the Company's client base for special projects. The Company provides its clients with its own full-time employees, as well as with independent contractors. Consultants' projects include (i) development of computer programs in accordance with the client's specifications; (ii) installation of network operating systems, and networking and communications software tools;
(iii) troubleshooting software problems; and (iv) end-user help desk support.

     Demand for training in information technology products is generated by the rapid pace of technology's product cycles. The pace of emerging technologies has increased dramatically and this has fueled a demand for IT training and consulting. The business community continues to adopt the technologies, thus absorbing the continuing introduction of new products. Publishers of tools, operating systems and applications produce new versions.

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

     In October 1997, the Company acquired the assets of GLTN Computer Consultants, Inc.("GLTN"), a Long Island, New York, ILT training company in consideration of $130,000 and the issuance of 15,909 shares of Common Stock.

United States ILT Operations

     PCE U.S. was founded in 1985 to serve the growing demand for PC training following the introduction and proliferation of the IBM PC. PCE U.S. grew serving the training requirements generated by the propagation of the PC at the corporate desktop.

Israeli Operations

     ILT

     The Company's ILT activities in Israel are conducted by Sivan, a wholly owned subsidiary of the Company, founded in 1977. At the initiation of its activities, Sivan principally offered classes in systems analysis and programming. The operations of Sivan were acquired by Mashov in 1994. Under the leadership of the Company's current management team, Sivan's sales increased from approximately $4 million in 1994 to $9.2 million in 1996, $11.2 million in 1997 and $13 million in 1998.

     Sivan is a leading Israeli ILT training company, with over seventy classrooms in twelve cities throughout Israel. Sivan trained approximately 42,000 students in 1997 and over 43,000 students in 1998. Sivan employs 148 full-time people and uses a combination of in-house and free-lance trainers to fulfill the demand for its services.


     One of Sivan's major strengths is its vocational training programs. These programs accounted for over 40% of Sivan's revenues in 1998. These programs, developed by Sivan experts, provide full vocational training to individuals who want to become IT professionals.

     Sivan offers its training through six academic departments:

     o Professional training: Vocational courses in Programming in C and C++, real-time Programming, PC technicians, Communication Technicians and Application Specialists. These courses provide between 400 - 900 classroom hours.

     o System Analysts: The course is approved by the System Analysts Guild in Israel.

     o Continuing Professional Update: Courses for IT professionals providing incremental technology and products updates. Among these courses are:
          JAVA for C++ programmers, ActiveX, new SQL database versions, Delphi for programmers, PowerBuilder, VB, Access and Windows NT and Novell Networking and Administration courses.

     o Full curriculum of Novell, Microsoft as well as UNIX communication protocols.

     o Graphics: Courses offered in all popular graphics packages both for the print and the multi-media industries. These courses are offered both for the Macintosh and WINTEL (Intel Architecture based PCs running Windows operating system) environments.

     o End-Users: Courses offered in the popular end-user packages such as Microsoft Office and web site development using html.

     The model that Sivan employs to deliver most of its ILT courses is based on a four-hour session model, rather than one-day courses as is the prevalent model in the U.S. Management believes that teaching a course in four-hour sessions over a greater length of time with added content, exercises, and homework is a more effective way of learning technology.

     During 1998, Sivan launched new communications training programs in cooperation with leading networking equipment companies, Internet design and programming, ActiveX and Java professional training programs. These courses have been extremely effective and generate continued demand from graduates who require technical updates during their professional career. Leading Israeli technology companies and the Israeli Government's Ministry of Labor recognize Sivan's diplomas for employment classification. Sivan supplements its ILT end-user training courses with TBT materials, thus reducing end-user training costs and freeing up instructors to teach technical courses

     In order to provide its students and recent graduates with work experience, the Company has recently established a software development business. This business activity is conducted by Mentortech Systems (1996) Ltd. ("Mentortech Systems"), a wholly owned subsidiary of the Company which was previously known as Mashov CBT.

     On March 15, 1999, the Company sold its New York ILT activities to Knowledge Alliance, Inc. for total consideration of $335,000, including earn-out provisions of $115,000 if certain revenue targets are achieved in the twelve months following the date of sale. As a result of the sale, the Company will no longer provide ILT services in the United States.

     TBT

     The Company is engaged in the development of technology-based training products in Israel. The Company's products include TBT titles for end-user applications, custom projects, Hebrew and English titles for training in Microsoft Office, Lotus Notes and cc:Mail. The Company provides full service custom development of training concepts, supporting materials, delivery media and tools. Custom projects are tailored to corporate needs, such as training for bank tellers, insurance agents, product scheduling. Mentortech TBT is currently engaged in the development of TBT products to work in conjunction with Sivan's ILT offerings

     Mentortech TBT products are targeted at corporations who utilize LANs, WANs, Intranet and Internet. The TBT products are network-compatible and are easily integrated into clients' systems.

Consulting Services

     CSD identifies and provides independent computer professionals, on a temporary basis, to the Company's client base for special projects. For example, the Company currently has six help-desk professionals on assignment at large pharmaceutical company, three end-user analysts on assignment at a multinational consumer products company and 8 people on a SMS implementation project for a large, multinational food and healthcare corporation. Such projects include the development of computer programs in accordance with the client's specifications and requirements, the linking of client computers to allow the client's employees to share information, files and devices, providing expertise for the client's software programs and providing troubleshooting services for software problems. The Company charges its clients for such services on an hourly, daily, weekly, or monthly basis.

     Projects undertaken by the CSD have included:

     o The development of computer programs in accordance with the client's specifications.

     o The installation of network operating systems and networking and communication software tools.

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

Software Manufacturers' Authorized Training Centers

     The Company is authorized to act as a training center by many software manufacturers, including Novell, Lotus and Microsoft. The Company is authorized by Lotus Development Corporation ("Lotus") as a LAEC for its "Notes" product and was recently upgraded to Premium Business Partner status. As a Premium Business Partner, the Company is entitled to receive specific referrals for new students from Lotus.

Courseware and TBT Product Development

     The Company's TBT products are currently developed by Mentortech TBT's group in Israel, which consists of 8 programmers, designers and education specialists with extensive experience in training and education development. The Company's training staff provides the product and educational design expertise, while the designers supply the authoring tool expertise. The team develops titles for the end-users market, which are sold under the Sivan brand name. The Company also sells its titles to OEM clients in Israel who bundle the titles with their computers. In addition, the Company develops general-purpose titles and provides adaptations to the titles according to the requirements of a client and develops custom projects for its corporate clients. In such projects the Company's education designers develop a specific curriculum for the client. The Company has developed many custom projects in various areas.

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

Marketing

     The Company directs its ILT, TBT and CSD marketing efforts to those industries and public sector organizations that devote substantial resources to computer technology for employees. The Company has client relations resulting from its 18 years of operation in Israel and 12 years of operation in the United States.

     Direct mail is the primary media which is used to reach the small office and home office market segment. The Company believes that word-of-mouth, as generated by individual and corporate clients, has the largest potential for gaining new customers.

     The Company, in conjunction with software vendors, has established informational seminars on new software products. These seminars inform potential customers about the Company's training programs and staffing services. In addition to these efforts, the Company's account m managers' act as liaisons with customers to ensure that the customers select appropriate training programs. These account managers are knowledgeable about the customer's specific computer training needs, and can therefore recommend and promote newly offered services.

     The Company's marketing efforts include:

     o    Direct mail solicitation

     o    Telephone contact

     o    Radio and print advertisement

     o    Computer trade show exhibits throughout the U.S. and Israel

          World Wide Web site.

Program Costs

     In the U.S., the Company typically charges its customers from $75 (for introductory classes) to $5,000 per participant to conduct ILT programs. In Israel, the Company typically charges from $200 to $5,000 per participant to conduct ILT programs. Pricing considerations vary depending on the length and complexity of the program, the number of participants, whether the course is a private one or offered on an open enrollment basis, and the physical location of the training. The Company's refund policy provides that dissatisfied trainees may repeat the same program without charge.

Pricing of Courseware and TBT Products

     The Company's Mentortrain Technology Series products are currently marketed in the U.S. under various site license agreements at prices of between $1,000 and $10,000 per title

Customers

     No one customer accounted for more than ten percent of the Company's revenues during the two years ended December 31, 1998.

Competition

     The Company's primary competitors are providers of training and consulting services, including education and training specialists, internal corporate IT departments, software vendors and Big Four consulting practices. Some of these competitors offer course titles and programs covering similar topics as those of the Company. Many competitors have significant financial, technical, sales, marketing and other resources, as well as widespread name recognition. In addition, some of the larger instructor-led training organizations have the capacity to develop technology-based training products that they could then distribute through their existing distribution channels to their current client base. Management believes that the Company is not a major competitor in the ILT or CSD markets in the New York metropolitan area, but believes that Sivan is the largest ILT provider of IT in Israel.

Employees

     As of December 31, 1998, in its US operations, the Company employed approximately 44 full-time persons. Specifically, the Company employed 11 persons as full-time trainers, 26 persons as consultants, 12 persons in sales, marketing and sales administration and 8 persons in management, finance and operations. In addition, the Company occasionally uses subcontractors on an as needed basis. Sivan employed approximately 124 part-time persons as trainers, 42 persons in sales, marketing and sales administration, 27 persons in management and finance and 63 in operations. Sivan also contracts with approximately 65
freelance   trainers.   Mentortech   TBT  employs  8  persons  in
research and development, 1 person in sales and marketing and 1 person in administration. Mentortech Systems employs 13 full-time persons.

Item 2.  Description of Property.

     The Company occupies approximately 8,000 square feet of space at 462 Seventh Avenue, New York, New York where the Company's executive offices and classrooms are located. These premises are occupied under a lease agreement expiring on October 31, 2003 at a current base annual rental of $170,000. In addition, the Company leases approximately 3,915 square feet of classroom space in Melville, New York at an annual rental of $86,130 under a lease, which expires on October 31, 2005.

     Sivan and Mashov CBT lease space in Israel in accordance with the following table:

                                                                                      Square       Monthly
       Location                  Lease expiration           Renewal Option            Footage        Rent
       --------                  ----------------           --------------            -------        ----

Tel-Aviv, Sderot Yehudit         May 31, 2003                        --                9,900      $15,000

Tel-Aviv, Beit Hilel             December 31, 1999          Two options of 2           8,500      $12,850
                                                            years each
Tel-Aviv, Barak                  August 31, 1999            Two options of 2 and      10,000      $15,000
                                                            3 years
Rishon Le' Zion                  February 28, 2000                   --                2,000      $ 1,250
Rishon Le' Zion                  December 31, 2003          5 year option              2,760      $ 4,300
Jerusalem                        March 31, 2004             59 month option            6,300      $ 7,560

Tel-Aviv, Beit Hilel             December 31, 1999          18 month option            2,500      $ 4,500
Tel-Aviv, Beit Hilel             December 31, 1998          Two options                  750      $ 1,125
                                                            of 1 year each


Item 3.  Legal Proceedings.

     The Company is not party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

     (a) Market Information.

     The Company's shares of common stock (the "Common Stock") are traded in the over-the-counter market on the National Association of Securities Dealers' Bulletin Board under the symbol "MNTK". The following table sets forth the range of high and low bid prices for the Company's Common Stock as reported by the National Quotation Bureau Inc. The quotations below reflect the one-for-eight reverse split effected on March 3, 1998 inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                   High                 Low
                                                   ----                 ---
          1998
          ----
          First Quarter                          $ 4-3/4                $ 4
          Second Quarter                           4-3/4              4-1/2
          Third Quarter                            4-1/2                  3
          Fourth Quarter                           4-1/4              2-1/2

          1997
          ----
          First Quarter                                3                  2
          Second Quarter                           2-1/2                  2
          Third Quarter                            1-3/4              1-1/2
          Fourth Quarter                               4                3/4

     (b) Holders.

     As of March 25, 1999, there were 91 holders of record of the Company's Common Stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. Actual results could differ materially from the forward-looking statements in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Description of Business," as well as those discussed elsewhere in this Report. The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

Overview

     Effective February 13, 1997, a change of control of PCE U.S. occurred pursuant to the Stock Purchase Agreement between PCE U.S. and Mashov, whose shares are publicly traded on the Tel-Aviv Stock Exchange (the "TASE"). Mashov is a majority-owned subsidiary of Mashov Computers Ltd., whose shares are also publicly traded on the TASE. Based on the Stock Purchase Agreement, Mashov
acquired 1,054,865 shares of Common Stock and 658,412 shares of Series C Preferred Stock of PCE U.S. (collectively, the "Sale Stock"), with each share of Series C Preferred Stock convertible into 1.25 shares of Common Stock. In consideration for the Sale Stock, PCE U.S. acquired two of Mashov's subsidiaries, Sivan and Mashov CBT. Pursuant to the Stock Purchase Agreement, Mashov acquired 69% of the equity and voting securities of PCE U.S. on a fully diluted basis, subject to an adjustment based upon the fiscal year 1996 audited balance sheets of PCE U.S., Sivan and Mashov CBT. Such adjustment was made on August 4, 1997 when Mashov contributed 43,199 shares of Common Stock to the capital of the Company. In addition, on August 4, 1997, Mashov converted the 658,412 shares of Series C Preferred Stock into 823,015 shares of Common Stock.

     The Stock Purchase Agreement required that Sivan and Mashov CBT have net tangible assets of $2,200,000 including cash of $1,500,000. In connection with the execution of the Stock Purchase Agreement, PCE U.S. executed the Conversion Agreement effective February 13, 1997 with certain holders of the Company's equity securities and debt (the "Conversion Parties"). Pursuant to the Conversion Agreement, the Conversion Parties received 340,423 shares of Common Stock in consideration for the cancellation of the debt owed them by PCE U.S. and as a result of antidilution provisions relating to the securities owned by the Conversion Parties.

     In  October  1997,  the  Company  acquired  the  assets  of  GLTN  Computer
Consultants,   Inc.,  a  Long  Island,   New  York,  ILT  training   company  in
consideration of $130,000 and the issuance of 15,909 shares of Common Stock.

     In 1996, 1997 and 1998 the Company and its predecessor derived substantially all of their revenues from ILT training and consulting services. As reflected in the following table, revenues in the U.S. from ILT training services improved in 1998, following a decline in 1997, while steadily increasing in Israel. Revenues from U.S. consulting services diminished in 1998 following an increase in 1997 over 1996 levels.

                                              Year ended December 31,
                                              -----------------------
                                 1996(1)            1997(2)                 1998
                                 -------            -------                 ----
                                                  (Pro forma)
                                                 (in thousands)
                                                 --------------
   U.S. ILT                     $3,038             $1,972                 $2,306
   Israel ILT                    9,158             11,231                 13,162
   Consulting services           4,003              4,435                  3,717
   TBT                             242                523                    766


(1) Includes the operations of PCE U.S. for the period January 1, 1996 through December 31, 1996

(2) Includes the operations of PCE U.S. for the period January 1, 1997 through February 13, 1997, the effective date of the Stock Purchase Agreement.

The Company's revenues are derived from ILT services, contractual consultation services, and TBT product sales. The Company's ILT revenues are recognized over the life of the training course. Contract consulting and development revenues are recognized as the services are performed. TBT revenues are recognized upon shipment of the software provided that no significant vendor obligations remain and collection of the related receivable is probable. The Company's refund policy provides that dissatisfied trainees may either attend the same course without charge or the trainee's employer may request a full refund. It is Company policy to reserve for potential refunds; however, an allowance for refunds has not been established because historically minimal refunds have been issued. Retakes of a course are provided on a seat available basis. Accordingly, the Company does not incur any financial exposure with respect to such retakes.


Year Ended December 31, 1998 as Compared with the Year Ended December 31, 1997.


     The Company's revenues for the year ended December 31, 1998 increased 14% to $19,951,000 from $17,560,000 in the comparable 1997 period. Sivan's ILT revenues increased by 17% to $13,162,000 in 1998 from $11,231,000 in 1997. The increase in Sivan's revenues in 1998 was due primarily to its success in offering more technical courses as well as an increase in the number of application courses offered. TBT revenues for the year ended December 31, 1998 were $766,000 compared to $523,000 in 1997.

     The Company's U.S. operations generated revenues of $6,023,000 (exclusive of intercompany revenue, which has been eliminated in consolidation) in 1998, an increase of 4%, compared to revenues of $5,806,000 in 1997. Consulting revenues for the New York metropolitan area decreased to $3,717,000 in 1998 from $4,435,000 in 1997, a decrease of 16%. To halt the decline, the Company's U.S. operation began to place a greater emphasis on the growth of its CSD in the second half of 1998. To spearhead the effort, the Company recruited a President of the Consulting Services Division. The new CSD President joined the Company with a team of four additional employees. Management expects CSD revenues to increase substantially in 1999.

     The decrease in CSD revenues was partially offset by an increase in the ILT revenues. ILT revenues in 1998 rose to $2,306,000, an increase of 17%, compared to revenues of $1,972,000 in 1997. Management attributes the increase in ILT revenues to the acquisition of GLTN and to the adoption of new operating systems by its clients, which resulted in increased demand for training.

     The cost of ILT revenues consists primarily of the expenses of instructors, classroom space costs as well as depreciation of classroom equipment. Cost of revenues for consulting services consists primarily of the labor costs of the consultants performing the work at clients' facilities. Cost of revenues for TBT revenues include packaging and manufacturing costs of the products as well as design expenses for custom TBT projects and development costs. Cost of revenues rose to 63% in 1998 compared to 62% of revenues in 1997. Cost of revenues for Sivan was 61% of revenues in 1998 compared to 58% in 1997. Cost of revenues for the U.S. operation was 67% in 1998 compared to 72% in 1997, primarily resulting from the termination of a lease for classroom space resulting in approximate savings of $20,000 per month to the Company. In addition, as training revenues increase, cost of revenues as a percentage of sales has decreased due to the fixed costs of classroom facilities and depreciation.

     Prior to 1998, the Company had included the salaries of the employees engaged in ongoing research and development of TBT materials and other related costs as research and development expenses. Research and development expenses amounted to $450,000 for the year ended December 31, 1997. All of this work is currently directed to client projects and thus such expenses are included in TBT's cost of revenues.

     Sales and marketing expenses consist primarily of compensation of the CSD personnel as well as travel and related expenses. Such expenses also include promotion, advertising, trade shows and exhibitions. Sales and marketing expenses increased 33% to $3,582,000 during 1998 from $2,698,000 in 1997. The increased revenues are a result of the increased sales and marketing expenses. Sales and marketing expenses in the U.S. increased 68% to $1,582,000 in 1998 from $943,000 in 1997. A substantial portion of the increased expenses are a result of the costs associated with recruiting and supporting the

Company's new CSD President and a team of additional employees. The cost of this new team is considered a startup cost by management and as such, the team is not projected to produce revenues in excess of its costs until mid 1999. Sivan's sales and marketing expenses include advertising expenses which were $543,000 or 28% of total sales and marketing expenses in 1998. Total sales and marketing expenses of Sivan increased by 9% in 1998 compared to 1997. This increase was due to management's decision to increase the Company's sales and marketing budget in an attempt to obtain increased revenues.

     General and administrative expenses include compensation costs for administration, finance and general management personnel and office maintenance and administrative costs. General and administrative costs for the Company increased by 3% to $4,306,000 during 1998, from $4,171,000 in 1997. General and administrative expenses were approximately $1,198,000 for the U.S. operation, $3,092,000 for Sivan, and $117,000 for TBT in 1998, compared with $1,869,000,
$2,468,000 and $85,000,respectively in 1997. General and administrative expenses for Sivan increased by 25%, offset by a 36% decrease in administrative expenses for the US operation. This was due, in part, to the appointment of Elan Penn as chief Operating Officer of Sivan. Mr. Penn had previously served as Chief Financial Officer of the Company and compensation expenses had been allocated between Sivan and the US operation.

     Based upon the subsequent sale of the New York ILT assets (see Note 15), management determined that goodwill had been impaired and recorded a writedown of $300,000 for the year ended December 31, 1998.

     The Company incurred an operating loss of $789,000 in 1998 compared to an operating loss of $618,000 in 1997. Excluding the effect of the writedown of goodwill, there would have been a decrease in the Company's operating loss in 1998. This decrease was principally due to Sivan's increased ILT revenues, partially offset by an increase in sales and marketing expenses.

     In 1998, the Company paid $107 in income taxes.

     Interest expenses net, consists primarily of bank charges and interest expenses offset by interest income. Interest expenses decreased 5% to $221,000 in 1998 from $233,000 in 1997.

     Sivan's operations generated a net loss of $141,000 in 1998 compared to net income of $226,000 in 1997. During the year ended December 31, 1998, the Company's U.S. operation incurred a loss of $370,000 and TBT incurred a loss of $199,000 compared with losses of $1,165,000 and $48,000, respectively for the year ended December 31, 1997. As a result of the foregoing, the Company incurred a net loss of $1,010,000 in 1998 compared to a net loss of $851,000 in 1997.

Liquidity and Capital Resources

     At December 31, 1998, the Company had $220,000 in cash and cash equivalents and a working capital deficiency of $268,000, compared with $1,659,000 in cash and cash equivalents and a working capital deficiency of $147,000 at December 31, 1997.

     In 1998 the Company obtained an oral commitment from its Israeli bank to provide Sivan up to $1.2 million in working capital loans. As of December 31, 1998, Sivan had borrowed approximately $596,000 from such bank.

     The Company's operating activities used $0.9 million of net cash in the year ended December 31, 1998. Accounts receivable increased by approximately $2.1 million and other receivables and prepaid expenses increased by $0.6 during the same period. This increase in receivables was due primarily to the increase in sales volume. Accounts payable and accrued expenses increased by $0.5 million during the same period. The Company's investing activities used $1.2 million mainly for the purchase of fixed assets. On October 28, 1998 Mashov Computers Marketing Ltd. exercised warrants to purchase 132,045 shares of the Company's common stock. The Company received $600,000 as a result of this transaction.

     Based on its working capital commitment, the Company believes that it has sufficient working capital to fund its current level of operational and capital requirements through 1999. The Company does not have any material capital commitments for 1999. To the extent the Company increases the scope of its activities significantly, it may be required to obtain additional financing.

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

     The Company has completed an assessment and is in the process of modifying and replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $90,000. The Company has incurred costs of approximately $75,000 to date.

     We cannot presently assess the likelihood that we will experience significant problems due to the unresolved year 2000 problems of third parties with which we do business. Although we have not been put on notice that any known third-party problem will not be timely resolved, we have limited information and no assurance can be made concerning the year 2000 readiness of third parties. If third parties fail to achieve year 2000 compliance, the year 2000 issue may have an adverse effect on our business and results of operations. Similarly, there can be no assurance that we can timely mitigate our risks related to a third party's failure to resolve its year 2000 issues. If we fail to timely mitigate such risks, that failure may have an adverse effect on our business and results of operations.

Item 7.  Financial Statements.


                          Index to Financial Statements



Report of Independent Auditors                                         F-1

Financial Statements:

         Consolidated Balance Sheet                                    F-2

         Consolidated Statements of Operations                         F-4

         Consolidated Statements of Stockholders' Equity (Deficit)     F-5

         Consolidated Statements of Cash Flows                         F-6

         Notes to Consolidated Financial Statements                    F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Mentortech Inc.

We have audited the accompanying consolidated balance sheet of Mentortech Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mentortech Inc. and Subsidiaries as of December 31, 1998 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                            /s/Ernst & Young LLP

New York, New York
January 21, 1999, except for Note 15,
as to which the date is March 15, 1999

                        MENTORTECH INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998
                (In thousands except share and per share amounts)

ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                    $   220
         Accounts  receivable,  net of allowance for doubtful
              Accounts of $64                                           5,132
         Prepaid expenses and  other current assets                       791
         Inventory                                                        148
                                                                       ------
           Total current assets                                         6,291

PROPERTY AND EQUIPMENT:
         Property and equipment, at cost                                4,215
         less accumulated depreciation and amortization                (1,868)
                                                                      -------
                                                                        2,347
OTHER ASSETS:
           Goodwill,  net of accumulated amortization of $969           4,185
           Other assets, net                                              410
                                                                      =======
TOTAL ASSETS                                                          $13,233
                                                                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable and accrued expenses                         $3,158
         Deferred revenue                                               2,088
         Loan payable -  bank                                             596
         Loan payable - related party                                      33
         Due to related parties                                           684
                                                                      -------
           Total current liabilities                                    6,559

LONG-TERM LIABILITIES:
         Accounts payable - long-term                                     154
         Accrued severance pay                                            525
         Loan payable - long-term                                         125
                                                                      -------
           Total liabilities                                            7,363

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
         Common stock,  $.01 par value, 20,000,000
            Shares authorized, 3,578,208 issued and
            outstanding                                                    36
         Preferred Stock, $0.001 par value, 5,000,000 shares
            Authorized, none issued
         Additional paid-in capital                                     9,215
         Accumulated other comprehensive income (loss)                   (600)
         Accumulated deficit                                           (2,781)
                                                                      -------
           Total stockholders' equity                                   5,870

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $13,233
                                                                      =======










                             See Accompanying Notes

                        MENTORTECH INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                      (In thousands, except for share data)

                                                       1998        1997
                                                     --------    -------

Net revenues                                         $19,951     $17,560
Cost of  revenues                                     12,552      10,859
                                                     -------     -------
Gross profit                                           7,399       6,701

General and administrative expenses                    4,306       4,171
Sales and marketing expenses                           3,582       2,698
Write-down of Goodwill                                   300           -
Research and development                                   -         450
                                                     --------    -------

Operating loss                                          (789)       (618)

Interest expense,  net                                  (221)       (233)
                                                     --------    -------

Net loss                                             $(1,010)      $(851)
                                                     ========    =======

Basic loss per share                                  $(0.29)     $(0.40)

Weighted average number of shares                      3,468       2,124
                                                       =====       =====








                             See Accompanying Notes

                        MENTORTECH INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                                             ADDITIONAL              COMPREHENSIVE     STOCKHOLDERS'
                                    PREFERRED   STOCK      COMMON    STOCK    PAID-IN   ACCUMULATED  INCOME (LOSS)        EQUITY
                                      SHARES    AMOUNT     SHARES    AMOUNT   CAPITAL     DEFICIT                        (DEFICIT)

Balance as of  December 31, 1996         -       $-            -       $-        $150       $(920)        $23             $(747)
                                    --------------------------------------------------------------------------------------------
Net loss                                 -        -            -        -           -        (851)          -              (851)
Foreign currency translation             -        -            -        -           -           -        (168)             (168)
                                    --------------------------------------------------------------------------------------------
  Comprehensive income (loss)            -        -            -        -           -           -           -            (1,019)

Acquisition of PC Etcetera, Inc.
   and related conversions (Note 9)      -        -          820        8       (1640)          -           -            (1,632)
Issuance of preferred and common
   stock to Mashov                                1        1,012       10       6,967                       -             6,978
Conversion of Mashov preferred
   stock to common stock (Note 9)     (658)      (1)         823        8          (7)          -           -                 -
Acquisition of GLTN (Note 9)             -        -           16        -          47           -           -                47
Private placement offering (Note 9)      -        -          511        5       2,046           -           -             2,051
Mashov loan conversion to
   common stock  (Note 9)                -        -          264        3       1,159           -           -             1,162
                                    --------------------------------------------------------------------------------------------
Balance as of December 31, 1997          -        -        3,446       34       8,722      (1,771)        (145)           6,840
                                    --------------------------------------------------------------------------------------------
Net loss                                 -        -            -        -           -      (1,010)           -           (1,010)
Foreign currency translation             -        -            -        -           -           -         (455)            (455)
                                    --------------------------------------------------------------------------------------------
     Comprehensive income (loss)         -        -            -        -           -           -            -           (1,465)
Exercise of Warrants                     -        -          132        2         580           -            -              582
Costs associated with Registration
    Statement                            -        -            -        -         (87)          -            -              (87)
                                    --------------------------------------------------------------------------------------------
Balance as of December 31, 1998          -       $-        3,578      $36      $9,215     $(2,781)       $(600)          $5,870
                                    ============================================================================================



                             See Accompanying Notes

                        MENTORTECH INC. AND SUBISIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (In thousands)

                                                                                1998            1997
                                                                            --------         -------
Cash flows from operating activities:
       Net (loss) for the period                                            $(1,010)        $  (851)

       Adjustments  to  reconcile  net  (loss) to net cash
        (used in)  operating activities:

           Depreciation and amortization                                      1,100           1,114
           Gain on sale of fixed asset                                            -               5
           Write-down of goodwill                                               300               -

       Changes in operating assets and liabilities:

           Accounts receivable                                               (2,144)           (100)
           Prepaid expenses and other current assets                           (634)             42
           Inventory                                                           (120)             50
           Other assets                                                          38             (53)
           Accounts payable and accrued expenses                                503            (523)
           Due to related parties                                               632            (771)
           Deferred revenue                                                     295             454
           Accrued severance pay                                                143             (70)
                                                                            -------         -------

                Net cash (used in) operating activities                        (897)           (703)
                                                                            -------          ------

 Cash flows from investing activities:
       Purchase of property and equipment                                    (1,267)         (1,235)
       Proceeds from sale of property and equipment                             113              71
       Purchase of subsidiaries, net of cash acquired                             -            (119)
                                                                            -------         -------

                Net cash (used in) investing activities                      (1,154)         (1,283)
                                                                            -------         -------

 Cash flows from financing activities:
       Proceeds from loan payable -  bank                                        90             601
       Proceeds from loan payable - related party                                 -              42
       Repayment of capital equipment obligations                                (5)            (68)
       Cash received from Mashov transaction,
           net of expenses of $140                                                -             760
       Net proceeds from issuance of common stock                               495           2,051
                                                                            -------         -------

                Net cash provided by financing activities                       590           3,386
                                                                            -------         -------

       Net (decrease) increase  in cash and cash equivalents                 (1,471)          1,400
       Cash and cash equivalents, beginning of the year                       1,659             283
       Effect of exchange rate changes on cash and
           cash equivalents                                                      32             (24)
                                                                            -------          ------

       Cash and cash equivalents, end of the year                            $  220         $ 1,659
                                                                            =======         =======

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the year for:
           Interest                                                          $  160           $ 282
           Income Taxes                                                      $  107           $  53



                             See Accompanying Notes

                        MENTORTECH INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
              (All amounts are in thousands except for share data)


NOTE 1 - THE COMPANY

     Mentortech Inc. (the "Company") develops and offers instructor-led training and technology-based training courses for information technology professionals and end-users and also provides consulting services, in both the State of Israel and the New York tri-state area. The Company's ILT programs include a wide range of introductory and advanced classes in a multitude of subjects ranging from full vocational training programs which are geared to training individuals to become information technology ("IT") professionals to end-user computer proficiency courses. The Company's Consulting Services Division ("CSD") provides short to medium term technical consulting to large and mid-sized corporations in the Northeast region of the U.S. The Company develops and offers TBT programs for use in conjunction with its ILT classes, as well as for home and corporate users who use self-study tools for training and reference. The Company's TBT software line includes offerings on Lotus Notes, cc:Mail, Microsoft Office, and other end-user titles. In addition, the Company develops TBT products for corporations in Israel and the United States.

     For the years ended December 31, 1998 and 1997, revenues from ILT comprised 78% and 74% of total revenues, respectively, while consulting services and TBT
revenues   accounted  for  19%  and  23%  and  3%  and  3%  of  total  revenues, respectively.

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

     As reflected in the Consolidated Financial Statements, the Company has experienced continuing net losses, negative cash flows from operations and negative working capital. The Company's principal shareholder, Mashov Computers Ltd.

                        MENTORTECH INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1998
              (All amounts are in thousands except for share data)


NOTE 1 - THE COMPANY (continued)

("Mashov Computers"), intends to provide continued support in the form of additional capital contributions, extensions if credit facilities or other necessary action to ensure the continued financial viability of the company throughout 1999.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Significant Accounting Policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

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

Inventory

     Inventory, mainly finished products, are presented at the lower of cost or market value. Cost is determined using the "first-in, first-out" method.

                        MENTORTECH INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1998
              (All amounts are in thousands except for share data)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Property and equipment

     Property and equipment are stated at cost. Depreciation is computed by the straight-line method, on the basis of the estimated useful lives of the assets, as follows:

                                                           Years
                                                           -----

   Computers and peripheral equipment                      3 -  5
   Office furniture and equipment                          5 - 10
   Automobiles                                             2 -  7
   Leasehold improvements                The  lesser  of  the  remaining   lease
                                         period or useful life

Goodwill

     Goodwill, which is attributable to the acquisitions of PCE, Inc., Sivan's personal computer tutorial services and GLTN, is stated at cost and amortized by the straight-line method over 15 years.

     The carrying value of goodwill is periodically reviewed by management based on the expected future undiscounted operating cash flows over the remaining goodwill amortization period. Based upon the subsequent sale of the New York ILT assets (see Note 15), management determined that goodwill had been impaired and recorded a writedown of $300,000 for the year ended December 31, 1998.

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

                        MENTORTECH INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1998
              (All amounts are in thousands except for share data)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Concentrations of credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash balances on deposit with one financial institution in the U.S. and several major banks in Israel. Concentrations of credit risk with respect to accounts receivable are limited because the Company's customers are from a wide range of industries and no one customer accounts for more than ten percent of total net revenues or accounts receivable as of December 31, 1998.

                        MENTORTECH INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1998
              (All amounts are in thousands except for share data)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair value of financial instruments

     The financial instruments of the Company consist of non-derivative assets: cash and cash equivalents, trade receivables and loans payable, which in view of their nature, the fair value of financial instruments approximates their carrying value.

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

Loss per share

     The basic loss per share calculation is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is not presented as the effect of including the impact of outstanding stock options and warrants would be antidilutive.

     All references to per share data have been retroactively adjusted to give effect to a one-for-eight reverse stock split effective March 3, 1998 (see Note
9).

Comprehensive Income

     Effective January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist of foreign currency translation gains and losses. The adoption of FAS 130 did not have an effect on the Company's primary financial statements, but did effect the presentation of the accompanying consolidated statement of stockholders' equity (deficit).

                        MENTORTECH INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1998
              (All amounts are in thousands except for share data)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Segment Information

     On December 31, 1998, the Company adopted FASB Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of FAS 131 did not have an effect on the Company's primary financial statements, but did effect the disclosure of segment information contained elsewhere herein (See Note 12).


NOTE 3 - PROPERTY AND EQUIPMENT

     Major classifications of property and equipment at December 31, 1998 are as follows:

          Computers and peripheral equipment and
            related systems                                      $ 3,100
           Office furniture and equipment                            509
          Automobiles                                                164
          Leasehold improvements                                     442
                                                                 -------
                                                                   4,215
          Accumulated depreciation and amortization               (1,868)
                                                                 -------
                                                                 $ 2,347
                                                                 =======

     Depreciation and amortization expense, was $797 and $763 for the years ended December 31, 1998 and 1997, respectively.

                        MENTORTECH INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1998
              (All amounts are in thousands except for share data)


NOTE 4 - ACCRUED SEVERANCE PAY

     Under Israeli law, the Company is required to make severance payments to dismissed employees (including officers) and to employees leaving employment under certain other circumstances. This liability is calculated based on the years of employment for each employee, in accordance with the "severance pay laws." The Company's liabilities for required severance payments are covered by funding into severance pay funds, insurance policies and by an accrual. Severance pay expense for the years ended December 31, 1998 and 1997 was $130 and $22, respectively.


NOTE 5 - DEFERRED REVENUE

     The Company enters into agreements with certain clients whereby blocks of training coupons are purchased in advance at discount prices. The purchases are recorded as deferred revenue ($2,088 at December 31, 1998) which is recognized as revenues as classes are attended.


NOTE 6 - LOANS PAYABLE

Bank Debt

     In 1994, the Company's wholly-owned Israeli subsidiary obtained a working capital loan from a bank in Israel which was guaranteed by the Company. The loan balance at December 31, 1998 is $125 and carries an interest rate of 10% per annum and will mature in the year 2000.

     In 1998, the Company obtained an oral commitment from its Israeli bank to provide Sivan up to $1,200 in working capital loans. The loan is not secured by any assets but the Company has agreed to a negative pledge, which means the Company can not apply for any other credit of any kind without the bank's permission. The loan is a demand loan and is included in the current liabilities section of the consolidated balance sheet. The interest rate was approximately 14.6% at December 31, 1998. The balance outstanding at December 31, 1998 was $596.

                        MENTORTECH INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1998
              (All amounts are in thousands except for share data)

NOTE 6 - LOANS PAYABLE (continued)

Accounts Payable - Long-Term

     In October 1996, the Company entered into an agreement with certain vendors. The agreement provided for specific payment terms based on the total debt owed to the vendor. Class A creditors (total indebtedness in excess of $3 each) will be paid in full through a four-year payment plan. Those payments which will be paid during periods greater than 12 months (amounting to $154 at December 31, 1998) have been reflected as long-term.

Loan from Related Party

     In 1991, the Company obtained a loan from an unrelated party in the amount of $100 with a 10% interest rate. During the year ended December 31, 1993, the note was assigned to a then member of the Company's Board of Directors. The loan is payable on demand and is currently unsecured. At December 31, 1998, the loan balance was $33.

NOTE 7 - LEASES

     The Company leases its office and classroom space under operating leases that expire on various dates through the year 2005. The Company has also entered into capital lease arrangements for certain fixed assets. Future minimum lease payments with respect to leases in effect at December 31, 1998 are as follows:

                                  Capital       Operating
                          --------------------------------
1999                                 $  2          $  358
2000                                    -             354
2001                                    -             353
2002                                    -             267
2003                                    -             268
Thereafter                              -             189
                          --------------------------------

                                     $  2         $ 1,789
                          ================================

     Rental expense for the years ended December 31, 1998 and 1997 was $709 and $945, respectively.

                        MENTORTECH INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1998
              (All amounts are in thousands except for share data)


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company and its Executive Vice President are parties to an agreement which requires the Company, upon the death of such person, to purchase from the estate of such person up to $500 of the Company's Common Stock at a price per share equal to the Company's revenues for the last four completed fiscal quarters immediately preceding the date of death divided by the number of outstanding shares of Common Stock at the time of death. The Company's purchase obligation is conditioned upon its receipt of, and is only to the extent of, life insurance proceeds on such person.


NOTE 9 - STOCKHOLDERS' EQUITY

     Effective March 3, 1998, the Company effectuated a one-for-eight reverse stock split. The number of shares issued at December 31, 1997 after giving effect to the split was 3,446,176 (27,569,404 shares before the split). All share and per share data, including stock options and warrants has been restated to reflect the split.

     Effective February 13, 1997, a change of control of the Company occurred pursuant to the Stock Purchase Agreement between PCE U.S. and Mashov, whose shares are publicly traded on the Tel-Aviv Stock Exchange (the "TASE"). Mashov is a subsidiary of Mashov Computers, whose shares are also publicly traded on the TASE. Based on the Stock Purchase Agreement, Mashov acquired 1,054,866 shares of Common Stock and 658,412 shares of Series C Preferred Stock of PCE U.S. (collectively, the "Sale Stock"), where the share of Series C Preferred Stock was convertible into 823,015 of Common Stock and proportionate has 10 to 1 voting rights in relation to shares of Common Stock. In consideration for the Sale Stock, PCE U.S. acquired two of Mashov's subsidiaries, Sivan and Mashov CBT. Pursuant to the Stock Purchase Agreement, Mashov acquired 69% of the equity and voting securities of PCE U.S. on a fully diluted basis, subject to an adjustment based upon the fiscal year 1996 audited balance sheets of PCE U.S., Sivan and Mashov CBT. Such adjustment was made on August 4, 1997 when Mashov contributed 43,199 shares of Common Stock to the capital of the Company. In addition, on August 4, 1997, the 658,412 shares of Series C Preferred Stock were converted by Mashov into 823,015 shares of Common Stock.

     In connection with the execution of the Stock Purchase Agreement, PCE U.S. executed a conversion agreement (the "Conversion Agreement") effective February 13, 1997 with certain prior holders of the Company's equity securities and debt (the "Conversion Parties"). Pursuant to the Conversion Agreement, the Conversion Parties received Common Stock in consideration for the cancellation of the debt owed by PCE

                        MENTORTECH INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1998
              (All amounts are in thousands except for share data)


NOTE 9 - STOCKHOLDERS' EQUITY (continued)

U.S. (amounting to $437) and as a result of antidilution provisions relating to the securities owned by the Conversion Parties. These transactions resulted in the issuance of a total of 340,423 shares of common stock. In addition, 83,566 shares of Common Stock were issued to Helix Capital, LLC, the financial adviser to PCE U.S. in the transaction. Prior to the acquisition date there was 396,141 of shares of Common Stock outstanding, resulting in a total shares outstanding of 820,131 after the Conversion Agreement was executed on February 13, 1997.

     At the Company's 1997 Annual Meeting held August 4, 1997, the Company's stockholders voted to (i) amend the Company's Certificate of Incorporation to change the name of the Company to Mentortech Inc.; (ii) authorize the conversion of the 658,412 outstanding shares of the Company's Series C Preferred Stock into 823,015 of Common Stock; and (iii) ratify the Company's 1997 Stock Option Plan.

     On October 24, 1997, the Company acquired substantially all of the assets of GLTN Computer Consultants, Inc., ("GLTN") a Long Island, New York-based ILT Company, for $130 in cash and 15,909 shares of Common Stock.

     Effective December 11, 1997, the Company completed a private placement of 255,682 Units, each Unit consisting of two shares of Common Stock and one two-year Warrant to purchase a share of Common Stock. The price per Unit was $8.80 and the exercise price of the Warrant contained in each Unit is $4.40 per share of Common Stock.

     In connection with, but separately from the private placement, Mashov converted $1,162 of debt owed to it by the Company into 132,045 Units (or
264,090 shares of Common Stock) and warrants to purchase 132,045 shares of Common Stock at $4.40 per share. On November 15, 1998, Mashov exercised its warrants and purchased 132,045 shares of common stock at $4.40 per share.

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

                        MENTORTECH INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1998
              (All amounts are in thousands except for share data)


NOTE 9 - STOCKHOLDERS' EQUITY (continued)

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

     Pro forma information regarding net loss and net loss per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: risk free interest rate of 4.7% and 5.6%, respectively, volatility factor of the expected market price of the Company's Common Stock of .84 and 1.11, respectively, and the weighted-average expected life of the options of 2 and 3 years, respectively. Dividends are not expected in the future. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss is $826 and $881 for 1998 and 1997, respectively, and net loss per share is $.24 and $.41 for 1998 and 1997, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                        MENTORTECH INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1998
              (All amounts are in thousands except for share data)


NOTE 9 - STOCKHOLDERS' EQUITY (continued)

         Stock option activity is summarized as follows:
                                                                    WEIGHTED-
                                                               AVERAGE EXERCISE
                                                    SHARES           PRICE
                                                    ------           -----
Outstanding December 31, 1996 (19,250
  exercisable at option prices $7.52 to $50.00)     19,250           $28.48
Options Granted                                     98,125            $5.60
Options Canceled                                    (9,700)          $19.12
                                                   -------
Outstanding December 31, 1997 (43,925
  exercisable at option prices $4.67 to $50.00)    107,675            $8.74

Options Granted                                    173,750            $4.99
Options Canceled                                    (1,300)          $24.80
                                                   -------
Outstanding December 31, 1998 (106,874
  exercisable at option prices $4.67 to $50.00)    280,125            $6.34
                                                   =======

Options outstanding and exercisable at December 31, 1998 are as follows:

                                                              WEIGHTED-
                                                               AVERAGE
                                                              REMAINING
                                                             CONTRACTUAL
            SHARES            EXERCISE PRICE                    LIFE
            ------            --------------                    ----
            63,750                $4.67                         4.09
            32,374                $5.25                         4.99
             7,500               $40.00                         1.37
             3,250               $50.00                         3.75
             -----
           106,874

     At December 31, 1998, 344,875 options are available for grant.

                        MENTORTECH INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1998
              (All amounts are in thousands except for share data)

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

     The following is a summary of warrants outstanding and exercisable at December 31, 1998:

                             NUMBER OF
EXPIRATION DATE              WARRANTS          EXERCISE PRICE      DESCRIPTION
---------------              --------          --------------      -----------
December 11, 1999             255,682             $4.40                 (1)

(1) Warrants issued in connection with the December 11, 1997 private placement and Mashov loan conversion

     At December 31, 1998, the Company has 255,682 shares of Common Stock reserved for issuance to the warrant holders.


NOTE 10 - TAXES ON INCOME

     There was no income tax expense or benefit recorded for the years ended December 31, 1998 and 1997.

     The Company has net operating loss carryforwards of approximately $7,768 expiring from 2006 to 2013. In addition, the Company has a capital loss carryforward of approximately $1,202, which expires in 2000. However, pursuant to Section 382 of the Internal Revenue Code, the future utilization of approximately $6,708 of the net operating loss carryforwards and the entire capital loss carryforward is significantly limited due to an ownership change which occurred in 1997. The full utilization of these losses in the future is dependent upon the Company's ability to generate taxable income and also is subject to certain annual limitations due to the change in control; accordingly, valuation allowances of equal amounts have been established.

     Components of the Company's deferred tax asset and liability at December 31, 1998 is as follows:

                Net operating loss carryforwards           $3,340
                Capital loss carryforward                     481
                                                           ------
                                                            3,821
                Valuation allowance                        (3,821)
                                                           ------
                Net deferred tax asset                          -
                                                           ======

                        MENTORTECH INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1998
              (All amounts are in thousands except for share data)


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


NOTE 12 - SEGMENT INFORMATION

     Information as to the Company's operations in different geographical areas is as follows:

                           Revenues for the years     Identifiable assets as of     Net income (loss) for the
                                     ended                      December 31,                years ended
                              1998           1997           1998          1997          1998           1997
                           ----------------------------------------------------------------------------------
United States              $ 6,023        $ 5,806        $10,799       $ 6,025        $ (670)       $(1,029)
Israel                      13,928         11,754          2,434         7,472          (340)           178
                           ----------------------------------------------------------------------------------
Consolidated
total                      $19,951        $17,560        $13,233       $13,497       $(1,010)        $ (851)
                           ==================================================================================


                        MENTORTECH INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                DECEMBER 31, 1998
              (All amounts are in thousands except for share data)


NOTE 13 - RETIREMENT PLAN

     The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code for its employees. Participants can make elective contributions subject to certain limitations. The Company can make a discretionary matching contribution on behalf of all participants. The Company made contributions of $13 and $14 in 1998 and 1997, respectively.


NOTE 14 - RELATED PARTY TRANSACTIONS

                                                         Year Ended December 31,
                                                               1998    1997
                                                         -----------------------
Revenues                                                        $50     $ -

Expenses
     Rent                                                       127       -
     Internet site                                               46       -
     General and administrative                                   3       -
                                                         -----------------------
                             Total Expenses                    $176     $ -

The above revenue and expense items represent transactions between Sivan and Mashov.


NOTE 15 - SUBSEQUENT EVENT

     On March 15, 1999, the Company sold its New York ILT activities to Knowledge Alliance, Inc. for total consideration of $335,000, including earn-out provisions of $115,000 if certain revenue targets are achieved in the twelve months following the date of sale. As a result of the sale, the Company will no longer provide ILT services in the United States.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


     The executive officers and directors of the Company are as follows:

                                                                        Director
Name                    Age    Position with the Company                  Since
----                    ---    -------------------------                  -----
Roy Machnes             38     Chairman, President, Chief Executive       1997
                               Officer and Director
Elan Penn               45     Chief Financial Officer and Director       1997
Terry I. Steinberg      43     Secretary and Director                     1985
David Assia             46     Director                                   1997
Jack Dunietz            44     Director                                   1997
Martin F. Kahn          47     Director                                   1995
Joseph Musacchio        41     President, Consulting Services Division

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

     Martin F. Kahn. Mr. Kahn has served as a director of the Company since May 1995 and was Chairman of the Board of the Company from May 1995 until February 1997. He has served since 1989 as Chairman of Ovid Technologies, Inc., a leading producer of medical, scientific and technical CD-ROM and network products. Since September 1993 Mr. Kahn has served as Chairman of OneSource Information Services, which develops and markets a comprehensive set of integrated business information and software products. Mr. Kahn has since April 1995, served as Chairman and CEO of Shoppers Express, Inc., which offers home grocery shopping through dial-up and on-line services and has since March 1996 served as Managing Director of Cadence Information Associates L.L.C. (and its predecessor), a consulting and management services firm. Mr. Kahn also serves as a Director of Vista Information Solutions, Inc. (formerly DataMap, Inc.), which supplies site-specific risk information about real estate for the insurance, banking, and environmental engineering markets. Mr. Kahn holds a Bachelors Degree in Administrative Sciences from Yale College and an M.B.A. from Harvard Business School.

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

     Joseph Musacchio. Mr. Musacchio joined the company as President of the Consulting Services Division in August 1998. Previously, he was Senior Vice President of Volt Services Group for four years, President, Chief Executive Officer and director of Career Management International for six years, and Regional Vice President of Butler Services Group for seven years. Mr. Musacchio holds a B.S. from the State University of NY.

     Elan Penn. Mr. Penn served as the Company's Chief Financial Officer and a director since February 1997. In October, 1998 Mr. Penn became the Chief Operating Officer of the Company's Israeli operations. Mr. Penn assumed responsibility of Chief Financial Officer of the Company as of April 1, 1999. He also serves as the Chief Financial Officer of Mashov Computers Ltd. Mr. Penn joined Mashov Computers Ltd. and Magic as their Vice President of Finance and Administration in June 1992. In February 1997, he resigned his position at Magic to assume the position of Chief Financial Officer of the Company. Mr. Penn holds a B.A. in Economics from the Hebrew University of Jerusalem and a Ph.D. in Management Science from the University of London.

     Terry I. Steinberg. Mr. Steinberg has served as a director since 1985 and he currently serves as Secretary. He served as the Company's Executive Vice President, responsible for North American Sales and Marketing from February 1997 until March 31 1999, and as President and Chief Executive Officer of PCE U.S. since its inception in 1985 until February 1997. Mr. Steinberg holds a Bachelor's Degree in Applied Mathematics and Computer Science and an M.B.A., both from McGill University.

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

                           Summary Compensation Table

                                                                        Long-Term
                                                      Annual           Compensation
                                                   Compensation    Securities Underlying
Name and Principal Position              Year        Salary ($)        Options (#)
---------------------------              ----        ----------        -----------
Roy Machnes                              1998       $155,000            40,625
  President and Chief Executive          1997        163,789            45,000
  Officer

Elan Penn                                1998        120,000            25,000
  Chief Operating Officer - Israeli      1997        120,000            22,500
  operations (1)

Terry Steinberg                          1998        155,000            30,000
  Executive Vice President (2)           1997        168,500            22,500
                                         1996            (3)              --

Joseph Musacchio                         1998        115,935            33,000
   President CSD


(1) Mr. Penn served as Chief Financial Officer until October 1998, when he became Chief Operating Officer of the Company's Israeli operations.

(2) Effective February 13, 1997, Mr. Steinberg, the former President of the Company, was named Executive Vice President. Mr. Steinberg resigned as Executive Vice President effective March 31, 1999.

(3)  Less than $100,000.


     Except as reported elsewhere, the aggregate value of all other perquisites and other personal benefits furnished in each of the last three years to each of these executive officers was less than 10% of each officer's salary for such year. The Company has not paid any cash remuneration to any of its outside directors as directors in the last three years.

Directors' Compensation

     Directors, whether or not they are also employees of the Company, are not paid any fees or other remuneration for service on the Board. The Company reimburses all of its directors for their out-of-pocket expenses incurred in the performance of their duties as directors of the Company.

Stock Options

     The following table provides information concerning exercises of stock options during 1997 by each of the executive officers named above in the Summary Compensation Table, and the number and value of unexercised options held by each of them at December 31, 1998.

                                       Aggregated Option Exercises in Last
                                  Fiscal Year and Fiscal Year-End Option Values

                                                      Number of shares underlying        Value of unexercised
                                                     unexercised options at FY-end      in-the-money options at
                                   Shares acquired       (#) exercisable/               FY-end ($)(1) exercisable/
Name                                on exercise (#)          unexercisable                   unexercisable
----                                ---------------          -------------                   -------------
Roy Machnes                              --                  42,084/43,541                        --
Elan Penn                                --                  24,166/23,334                        --
Terry I. Steinberg                       --                  27,500/25,000                        --
Joseph Musacchio                         --                      --/33,000                        --



(1) None of the outstanding options were in the money at December 31, 1998. The exercise price of the outstanding options was $4.67 while the average of the bid and the asked prices of a share of Common Stock on December 31, 1998 was $3.44.

Employment Agreements

     Pursuant to the Stock Purchase Agreement and effective February 13, 1997, the Company entered into employment contracts with each of Roy Machnes, Terry I. Steinberg and Elan Penn, providing for their employment as Chief Executive
Officer, Executive Vice President and Chief Operating Officer of Sivan, respectively, of the Company. Pursuant to such contracts, and effective as of August 4, 1997, Messrs. Machnes, Steinberg and Penn were granted incentive stock options to purchase 40,625, 30,000 and 25,000 shares of Common Stock, respectively, which options vest over a three-year period commencing in August 1997. The exercise price of such stock options is $4.672 per share. In 1998, Messrs. Machnes, Penn and Steinberg were granted additional incentive stock options to purchase 45,000, 22,500, and 22,500 shares of common stock respectively.

     The base salaries of Messrs. Machnes and Steinberg are each $155,000. Mr. Penn's salary is paid at a rate of $10,000 per month, adjusted monthly in a percentage amount equal to the increase in the Consumer Price Index as published by the Israeli Bureau of Labor Statistics.

     Mr. Machnes' employment agreement provides that, although he may perform the services contemplated by such agreement in the U.S. or Israel, the Company will pay for or reimburse certain of Mr. Machnes' relocation and living expenses should Mr. Machnes choose to live in the U.S. during the period of his employment. Specifically, the Company must pay (or reimburse Mr. Machnes) if he incurs such expenses for the following: (1) $20,000 for expenses incurred during any relocation of Mr. Machnes, his family and their possessions to New York; (2) all expenses associated with the education of Mr. Machnes' children including private school tuition and associated expenses (estimated at $20,000 per annum) in the United States; (3) an apartment in Manhattan, New York, including any associated real estate broker's fees, less the amount of any rental payments received from the lease of Mr. Machnes' home in Israel, net of associated expenses; and (4) any expenses incurred by Mr. Machnes in connection with a visit by his family to Israel once each year. If any of the above constitute taxable income to Mr. Machnes, such amounts are to be grossed up to account for the payment of any taxes due, and are to be adjusted upwards annually in a percentage amount equal to the Consumer Price Index for all urban consumers in the New York, New Jersey and Connecticut area as published by the Bureau of Labor Statistics. Should Mr. Machnes' employment be terminated for any reason, Mr. Machnes is to be reimbursed for relocation expenses of no more than $20,000 in connection with Mr. Machnes' relocation to Israel.

     During the year ended December 31, 1998, the Company pre-paid approximately $23,682 for tuition for Mr. Machnes' children. The Company also paid approximately $45,963 for the rental of an apartment in New York which it leased for the use of its executives. The apartment is being used by Mr. Machnes at the present time. No expenses have been incurred by the Company for any visits by Mr. Machnes (or his family) to Israel. Any amounts that are taxable to Mr. Machnes will be grossed up to compensate Mr. Machnes for any taxes due.

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

Stock Option Plan

     The Company's 1997 Stock Option Plan (the "Option Plan") was adopted by the Board of Directors on June 25, 1997 and ratified by the Company's stockholders on August 4, 1997. The Option Plan provides for the granting of incentive stock options ("Incentive Stock Options"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to employees, and for the granting of nonstatutory stock options ("Nonstatutory Stock Options") to employees, non-employee directors, consultants and advisors. A total of 625,000 shares of Common Stock have been reserved for issuance under the Option Plan. As of December 31, 1998, 268,075 shares were subject to outstanding Incentive Stock Options under the Option Plan. In addition, 12,050 shares were subject to outstanding options under the Company's 1987 Stock Option Plan. No further options may be granted under the 1987 Stock Plan.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of March 25, 1999 with respect to each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, for each executive officer named in the Summary Compensation Table, for each of the Company's directors, and for the Company's officers and directors as a group.


                                                                   Percentage of
                                                      Number of        Shares
                                                     Shares(1)       Outstanding
                                                     ---------       -----------
    Mashov Computers
    Ltd.(2)(3)                                       2,171,079         59.1%
    Elron Electronic Industries Ltd.(3)(4)             231,300          6.3%
    David Assia (5)(6)                                  14,785            *
    Jack Dunietz (5)(6)                                 73,258          2.0
    Martin F. Kahn (5)                                                   --
    Roy Machnes (5)(6)                                  68,105(7)       1.9
    Elan Penn (5)(6)                                    54,020(8)       1.5
    Terry I. Steinberg (5)                              63,182(9)       1.7%
    Joseph Musacchio                                        --           --
    All executive officers and directors as a group    273,350(10)      7.4%
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

(2) Address is 5 HaPlada Street, Or-Yehuda, Israel. Mashov Computers is a software and information technology services company holding interests in the Company and certain other Israeli technology corporations. Formula Systems (1985) Ltd. ("Formula Systems"), an Israeli software and information techology services company whose ADRs are listed on the US Nasdaq Stock Market, owns approximately 45% of the voting shares of Mashov Computers, the parent of the Company.

(3) Includes shares of Common Stock issuable upon exercise of currently exercisable warrants held by: Mashov (132,045 shares) and Elron Electronic Industries Ltd. (22,500 shares).

(4)  Address is Advanced Technology Center, P.O. Box 1573, Haifa, Israel.

(5)  Serves as a director of the Company.

(6)  Serves as a director of Mashov.

(7)  Includes 42,084 shares issuable upon currently exercisable options.

(8)  Includes 24,166 shares issuable upon currently exercisable options.

(9)  Includes 27,500 shares issuable upon currently exercisable options.

(10) Include 93,750 shares issuable upon currently exercisable options.


Item 12.  Certain Relationships and Related Transactions.

     Effective February 13, 1997, a change of control of PCE U.S. occurred pursuant to the Stock Purchase Agreement between PCE U.S. and Mashov, whose shares are publicly traded on the TASE. Mashov is a subsidiary of Mashov Computers, whose shares are also publicly traded on the TASE. Based on the Stock Purchase Agreement, Mashov acquired 1,054,866 shares of common stock and 658,412 shares of Series C Preferred Stock of PCE U.S., where each share of Series C Preferred Stock is convertible into 1.25 shares of Common Stock. In consideration for such stock issuances PCE U.S. acquired two of Mashov's subsidiaries, Sivan, and Mashov CBT. Pursuant to the Stock Purchase Agreement, Mashov acquired 69% of the equity and voting securities of PCE U.S. on a fully diluted basis, subject to an adjustment based upon the fiscal year 1996 audited balance sheets of PCE U.S., Sivan and Mashov CBT. Such adjustment was made on August 4, 1997 when Mashov contributed 43,199 shares of common stock to the capital of PCE U.S. In addition, on August 4, 1997, the 658,412 shares of Series C Preferred Stock was converted by Mashov into 823,015 shares of common stock. As a result of the adjustment discussed above and such conversion, Mashov currently owns 60.7% of the common stock.

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

     Prior to the execution of the Stock Purchase Agreement, Sivan owned 312,547 shares of Mashov and 234,918 options to purchase shares of Mashov (collectively, the "Mashov Option Shares"). Pursuant to an agreement dated February 5, 1997, Sivan granted to Mashov Computers. the option to purchase the Mashov Option Shares at the average market value of the Mashov Options Shares during the five day period immediately following the consummation of the transactions contemplated by the Stock Purchase Agreement, as quoted on the Tel-Aviv Stock Exchange. The Mashov Option Shares were purchased by Mashov Computers in consideration of approximately $175,000.

     Mashov granted Sivan a shareholders' loan in October 1994 of approximately $2.6 million which was converted into equity in the first quarter of 1997 as part of the Stock Purchase Agreement. The loan was linked to the Israeli Consumer Price Index and interest was charged at a rate of 6% per annum. Mashov charged Sivan interest and linkage charges of $434,000 in 1996. In addition, in 1996 Mashov charged Sivan and Mashov CBT management fees of $691,000 and $57,000 respectively. In December 1997, Mashov converted $1,162,000 of debt owed to it by Sivan into 265,965 shares of Common Stock and 132,045 warrants.

     In connection with the execution of the Stock Purchase Agreement, the Company executed the Conversion Agreement, which provides that the Conversion Parties (Elron, Rho Management Trust I (formerly Gibraltar Trust), the Star Group (comprised of Justy Ltd., SVE STAR Ventures Enterprises No. II Gbr, SVE STAR Ventures Enterprises No. III Gbr, SVE STAR Ventures Enterprises No. IIIA Gbr, and Yozma Venture Capital Ltd.), Gilbert H. Steinberg, Special Situations Fund III, L.P., and Special Situations Cayman Fund, L.P.), receive common stock for the cancellation of debt owed by the Company and the dilution of warrants owned by the Conversion Parties. Specifically: (i) the 1,000,000 shares of Series A Preferred Stock held by Elron were converted into 25,000 shares of common stock; (ii) the Bridge Loans the Company received from certain stockholders aggregating $436,000 as of December 31, 1996 were converted into 218,700 shares of common stock; and (iii) the holders of Company warrants agreed to convert a total of 179,064 warrants (consisting of 115,315 warrants outstanding as of December 31, 1996 which were subsequently adjusted pursuant to the Conversion and Waiver Agreement under anti-dilution provisions) into 340,423 shares of common stock.

     On December 14, 1998, Mashov distributed to its public shareholders, by way of a dividend, all of the Company's common stock then held by Mashov. At the time of the dividend distribution, Mashov Computers owned approximately 81% of the voting securities of Mashov. In January 1999, Mashov Computers acquired 189,501 shares of Common Stock and 56,818 Warrants in a private transaction. Mashov Computers also has acquired 28,432 shares of Common Stock in public transactions. Based on the foregoing, Mashov Computers holds 2,171,079 shares of Common Stock and 56,818 Warrants, which Common Stock constitutes 60.7% of the outstanding Common Stock of the Company.

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

10.1 Lease for premises situated at 462 Seventh Avenue, 4th Floor, New York, New York (5)

10.2 1997 Stock Option Plan (6)

10.3 Employment Agreement of Roy Machnes (7)

10.4 Employment Agreement of Elan Penn (7)

21   Subsidiaries

27   Financial Data Schedule

99   Additional Information Regarding Forward Looking Statements


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

                                       Mentortech Inc.


Dated:  April 15, 1999                 By:/s/Roy Machnes
                                          --------------
                                          Roy Machnes
                                          President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/Roy Machnes
--------------
Roy Machnes               Chairman, President, and             April 15, 1999
                          Chief  Executive Officer

/s/Elan Penn
------------
Elan Penn                 Chief Financial and Accounting       April 15, 1999
                          Officer and Director

/s/Terry Steinberg
------------------
Terry Steinberg           Secretary and Director               April 15, 1999

/s/David Assia
--------------
David Assia               Director                             April 15, 1999


/s/Jack Dunietz
---------------
Jack Dunietz              Director                             April 15, 1999


/s/Martin Kahn
--------------
Martin Kahn               Director                             April 15, 1999

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